Form 10QSB
period 1996-06-30
KEY FLORIDA BANCORP INC
filed 1996-08-12
CIK 836864

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       __________________________________

                                  FORM  10-QSB

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

        [ ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-2962

                          KEY FLORIDA BANCORP,  INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 FLORIDA                       65-0105205
     (STATE OR OTHER JURISDICTION           (I.R.S.  EMPLOYER)
     OF INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)


         3901 CORTEZ ROAD WEST, BRADENTON FLORIDA             34210
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (941) 751-0611

                                 NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES          NO  X
                                               ---        ---

As of June 30, 1996, there were outstanding 940,986 shares of the Registrant's Common Stock.

                       FINANCIAL STATEMENTS (UNAUDITED)

                          KEY FLORIDA BANCORP, INC.
               FORM 10-QSB - For the Quarter Ended June 30, 1996
                                     INDEX
                                    CONTENTS





Part I.  Financial Information                                                                      Page

         Item 1.
                 Consolidated Financial Statements
                 Consolidated Balance Sheet (Audited at September 30, 1995 and Unaudited at
                 June 30, 1996). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .     2-3

                 Consolidated Statement of Income (Unaudited)
                 For the Nine Months and the Three Months
                 Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .       4

                 Consolidated Statements of Cash Flows (Unaudited)
                 For the Nine Months and the Three Months
                 Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .       5

                 Notes  to Consolidated Unaudited Financial Statements. . . . . . . . . . . . . .     6-9

         Item 2.
                 Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations . . . . . . . . . . . . . . . . . . . . . .   10-26

Part II. Other Information

         Item 1. Legal Proceedings - None
         Item 2. Changes in Securities - Not Applicable
         Item 3. Defaults upon Senior Securities - Not Applicable
         Item 4. Submissions of Matters to a Vote of Security Holders - Not Applicable
         Item 5. Other Information - None
         Item 6. Exhibits and Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended
                             June 30, 1996


KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

- - -------------------------------------------------------------------------------


                                                                             (Unaudited)           (Audited)
                                                                               June 30,           September 30,
                                                                                 1996                 1995
                                                                             -----------          ------------
ASSETS

    Cash and cash equivalents
         Cash and due from banks                                             $  1,484,946         $    620,511
         Interest bearing deposits                                              2,465,717            2,349,170
                                                                             ------------         ------------

             Total cash and cash equivalents                                    3,950,663            2,969,681


    Investment securities
         Securities held to maturity (market value
          approximates $8,752,546 and $9,325,700)                               9,063,011            9,610,555
         Securities available for sale                                            967,660              969,220
                                                                             ------------         ------------

             Total investment securities                                       10,030,671           10,579,775


    Loans receivable, net                                                      68,093,230           72,106,000
    Bank premises and equipment, net                                              964,165            1,037,313
    Accrued interest receivable                                                   477,224              511,655
    Other real estate owned, net                                                  345,978              612,405
    Federal Home Loan Bank stock, at cost                                         500,000              500,000
    Loan servicing rights acquired and excess
     servicing fees receivable                                                    189,799              252,373
    Prepaid expenses and other assets                                             664,344              374,497
    Deferred tax asset                                                            187,000              183,000
                                                                             ------------         ------------





TOTAL ASSETS                                                                 $ 85,403,074         $ 89,126,699
                                                                             ============         ============

                                     (2)

- - -------------------------------------------------------------------------------

                                                                                   (UNAUDITED)            (AUDITED)
                                                                                     JUNE 30,            SEPTEMBER 30,
                                                                                      1996                  1995
                                                                                   -----------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits
         Noninterest bearing deposits                                              $ 2,294,580           $ 2,394,823
         Interest bearing demand deposits                                            5,310,310             5,147,064
         Money market deposits                                                       3,275,708             4,127,937
         Savings deposits                                                           12,073,167             6,816,729
         Time deposits                                                              55,378,710            64,729,597
                                                                                   -----------           -----------

             Total deposits                                                         78,332,475            83,216,150

    Federal Home Loan Bank Advances                                                  2,000,000             1,000,000
    Notes payable                                                                      155,431               172,081
    Accrued interest payable                                                            20,586                33,763
    Amounts due on loans serviced                                                           --                24,385
    Accrued expenses and other liabilities                                             227,937               130,833
                                                                                   -----------           -----------

             Total liabilities                                                      80,736,429            84,577,212

Stockholders' Equity
    Series A, variable rate cumulative convertible preferred stock,
         $.01 par value and $10 stated value, 1,000,000 shares
         authorized, 43,025 shares issued and outstanding                              430,250               430,250
    Common stock, $.01 par value, 4,000,000 shares authorized,
         940,986 issued and outstanding                                                  9,411                 9,411
    Additional paid-in capital                                                       5,720,080             5,720,080
    Unrealized (loss) on securities                                                    (30,934)              (28,964)
    Accumulated deficit                                                             (1,460,255)           (1,580,010)
    Less treasury stock at cost (94 shares of common stock, and
         266 and 216 shares of preferred stock)                                         (1,907)               (1,280)
                                                                                   -----------           -----------

                 Total stockholders' equity                                          4,666,645             4,549,487
                                                                                   -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $85,403,074           $89,126,699
                                                                                   ===========           ===========




                                     (3)

KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
AND FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

- - -------------------------------------------------------------------------------


                                                                           (UNAUDITED)                    (UNAUDITED)
                                                                    FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                                  ----------------------------    -----------------------------

                                                                  June 30, 1996   June 30, 1995   June 30, 1996  June 30, 1995
                                                                  -------------   ------------    -------------  -------------


INTEREST INCOME
    Interest and fees on loans                                    $   4,361,665   $  4,341,054    $  1,428,889   $ 1,500,109
    Interest on investment securities
         U.S. Treasury and Government agencies                          292,844        449,344          96,768       147,048
         Other                                                          306,935        102,534          72,144        35,853
    Interest on federal funds sold                                           --              -              --            --
                                                                  -------------   ------------    ------------    ----------
             Total interest income                                    4,961,444      4,892,932       1,597,801     1,683,010

INTEREST EXPENSE
    Interest on deposits                                              3,231,451      2,814,799         977,811     1,010,644
    Interest on notes payable                                            11,347         27,630           3,623        11,874
    Interest on Federal Home Loan Bank advances                          23,319        472,967          18,427       155,817
                                                                  -------------   ------------    ------------    ----------

             Total interest expense                                   3,266,117      3,315,396         999,861     1,178,335
                                                                  -------------   ------------    ------------    ----------

NET INTEREST INCOME                                                   1,695,327      1,577,536        597,.940       504,675
                                                                  -------------   ------------    ------------    ----------

Provision for loan losses                                                 8,570        102,004              --       101,000
                                                                  -------------   ------------    ------------    ----------

             Net interest income after provision for loan losses      1,686,757      1,475,532        597,940       403,675

Other income                                                            152,604         97,045          25,103         5,594
Other expense                                                         1,692,935      1,656,798         568,765       569,548
                                                                  -------------   ------------    ------------    ----------

NET INCOME (LOSS) BEFORE INCOME TAX PROVISION                           146,426        (84,221)         54,278      (160,279)

Current income tax provision                                                 --              -              --            --
Deferred income tax provision (benefit)                                  (4,000)             -          14,000            --
                                                                  -------------   ------------    ------------    ----------

NET INCOME (LOSS)                                                 $     150,426   $    (84,221)   $     40,278    $ (160,279)
                                                                  =============   ============    ============    ==========






                                     (4)

KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
 AND FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995




                                                                                                     (UNAUDITED)
                                                                                              FOR THE NINE MONTHS ENDED
                                                                                              -------------------------

                                                                                        June 30, 1996         June 30, 1995
                                                                                        -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                   $     150,426         $     (84,221)
    Adjustment to reconcile net income (loss)
         to net cash provided by (used in) operating activities
             Depreciation and amortization                                                    113,545                71,947
             Provision for possible loan losses                                                 8,570               102,004
             Amortization of premium on investment and
               mortgage-backed securities                                                      32,410               (13,452)
             Amortization of loan servicing rights and excess servicing fees                   62,574                90,063
             Net (gain) loss on disposition of bank premises                                       --                   180
             Net (gain) loss on sale of loans                                                 (80,328)              (34,238)
             Net (gain) loss on sale of investment securities                                      --                    --
             Net (gain) loss on sale of other real estate owned                                    --                 2,530
             Deferred income taxes                                                             (4,000)              (62,000)
                                                                                        -------------         -------------
    Changes in assets and liabilities
         (Increase) decrease in accrued interest receivable                                    34,431               (14,947)
         (Increase) decrease in prepaid expenses and other assets                            (289,847)             (549,363)
         Increase (decrease) in accrued interest payable                                      (13,177)              (24,468)
         Increase (decrease) in amounts due on loans serviced                                  10,981                (8,235)
         Increase (decrease) in accrued expenses and other liabilities                         61,738               141,536
         Increase (decrease) in income taxes currently payable                                     --               (34,000)
                                                                                        -------------         -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            87,323              (416,664)
                                                                                        -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of Federal Home Loan Bank stock                                             --               436,000
    Loan originations, net                                                                 (6,308,658)           (8,838,600)
    Proceeds from sale of loans                                                            10,362,351             8,011,701
    Proceeds on other real estate sold                                                        286,157               212,554
    Purchase of investment securities                                                              --                    --
    Proceeds from maturities and repayments of investment
      securities held to maturity                                                             514,724               263,811
    Purchase of bank premises and equipment                                                   (40,397)              (53,765)
    Proceeds from sale of bank premises and equipment                                              --                24,062
    Recoveries on loans charged-off                                                            11,105                25,027
                                                                                        -------------         -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         4,825,282                80,790
                                                                                        -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in non-interest bearing deposits                                 (100,243)             (346,602)
    Net increase (decrease) in interest bearing deposits                                      163,246               614,961
    Net increase (decrease) in money market deposits                                         (852,229)              331,876
    Net increase in savings deposits                                                        5,256,438             1,091,058
    Net increase (decrease) in time deposits                                               (9,350,887)            2,786,538
    Proceeds from Federal Home Loan Bank advances                                           2,000,000             7,500,000
    Repayment from Federal Home Loan Bank advances                                         (1,000,000)          (10,250,000)
    Repayments on notes payable                                                               (16,650)              (29,742)
    Cash dividends paid on preferred stock                                                    (30,671)              (35,878)
    Proceeds from sale of common stock                                                             --               370,507
    Purchase of Treasury stock                                                                   (627)               (1,213)
                                                                                        -------------         -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        (3,931,623)            2,031,505
                                                                                        -------------         -------------

NET INCREASE (DECREASE) IN CASH &CASH EQUIVALENTS                                             980,982             1,695,631

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            2,969,681             1,870,585
                                                                                        -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   3,950,663         $   3,566,216
                                                                                        =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash payments for interest                                                          $   3,244,628         $   2,839,267
                                                                                        =============         =============

    Cash payments for income taxes                                                      $          --         $          --
                                                                                        =============         =============
                                                                                                     (UNAUDITED)
                                                                                            FOR THE THREE MONTHS ENDED
                                                                                            --------------------------

                                                                                       June 30, 1996           June 30, 1995
                                                                                       -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                  $    40,278             $   (160,279)
    Adjustment to reconcile net income (loss)
         to net cash provided by (used in) operating activities
             Depreciation and amortization                                                  36,726                   24,968
             Provision for possible loan losses                                                 --                  101,000
             Amortization of premium on investment and
               mortgage-backed securities                                                   10,584                    5,042
             Amortization of loan servicing rights and excess servicing fees                14,574                   30,062
             Net (gain) loss on disposition of bank premises                                    --                      (49)
             Net (gain) loss on sale of loans                                               (5,239)                 (10,992)
             Net (gain) loss on sale of investment securities                                   --                      --
             Net (gain) loss on sale of other real estate owned                                 --                    2,530
             Deferred income taxes                                                          14,000                      --
                                                                                       -----------             -----------
    Changes in assets and liabilities
         (Increase) decrease in accrued interest receivable                                 (6,441)                 (8,269)
         (Increase) decrease in prepaid expenses and other assets                          484,104                (477,005)
         Increase (decrease) in accrued interest payable                                     1,724                 (22,105)
         Increase (decrease) in amounts due on loans serviced                               27,955                 (13,372)
         Increase (decrease) in accrued expenses and other liabilities                      45,978                 155,970
         Increase (decrease) in income taxes currently payable                                  --                      --
                                                                                       -----------             -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        664,243                (372,499)
                                                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of Federal Home Loan Bank stock                                          --                 436,000
    Loan originations, net                                                                (916,782)             (2,719,031)
    Proceeds from sale of loans                                                            970,848                4,840,359
    Proceeds on other real estate sold                                                     286,157                  212,554
    Purchase of investment securities                                                           --                       --
    Proceeds from maturities and repayments of investment
      securities held to maturity                                                          162,276                   89,337
    Purchase of bank premises and equipment                                                (18,829)                  (3,325)
    Proceeds from sale of bank premises and equipment                                           --                    5,041
    Recoveries on loans charged-off                                                         11,105                   25,012
                                                                                       -----------             ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        494,775                2,885,947
                                                                                       -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in non-interest bearing deposits                              (554,912)                 498,438
    Net increase (decrease) in interest bearing deposits                                (1,184,004)                (815,397)
    Net increase (decrease) in money market deposits                                       118,663               (1,307,221)
    Net increase in savings deposits                                                      (349,341)               1,078,088
    Net increase (decrease) in time deposits                                            (1,465,931)               1,489,475
    Proceeds from Federal Home Loan Bank advances                                        2,000,000                3,500,000
    Repayment from Federal Home Loan Bank advances                                              --               (5,000,000)
    Repayments on notes payable                                                             (6,038)                (18,694)
    Cash dividends paid on preferred stock                                                  (9,856)                (10,274)
    Proceeds from sale of common stock                                                          --                      --
    Purchase of Treasury stock                                                                 (47)                   (435)
                                                                                       -----------             -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (1,451,466)               (586,020)
                                                                                       -----------             -----------

NET INCREASE (DECREASE) IN CASH &CASH EQUIVALENTS                                         (292,448)              1,927,428

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         4,243,111               1,688,788
                                                                                       -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 3,950,663             $ 3,566,216
                                                                                       ===========             ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash payments for interest                                                         $   976,087             $ 1,032,749
                                                                                       ===========             ===========
    Cash payments for income taxes                                                     $        --             $        --
                                                                                       ===========             ===========





                                     (5)

KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION:

The interim financial data is unaudited; however, in the opinion of management, the interm data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

The Company adopted Statement of Financial Accounting Standards (SFAS) 107, Disclosures About Fair Value of Financial Instruments, on October 1, 1995.
SFAS 107 requires disclosures about the fair value of financial instruments and the methods and assumptions used to estimate fair value. Included in the definition of financial instruments are investment and mortgage-backed securities, loans, deposit liabilities, and unfunded loan commitments. SFAS 107 relates only to disclosure issues and has no impact on the financial position of the Company.

The Company adopted Financial Accounting Standards Board (SFAS) 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan-income Recognition and Disclosures, on October 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Prior to October 1, 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The effect of the adoption of SFAS 114 was immaterial to the Company and, accordingly, no additional provision for credit losses was necessary for the nine-month period ended June 30, 1996.

NONACCRUAL LOANS - Generally, a loan (including a loan impaired under SFAS 114) is classified as Nonaccrual and the accrual of interest on such loan is discounted when the contractual payment of principal or interest has become 90 days due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well collateralized. When a loan is placed on nonaccrual status, unpaid interest, credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.




                                      (6)

KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED

     The Company's loan portfolio by type of loan consisted of the following:(in thousands)

                                                                               June 30,              June 30,
                                                                                 1996                  1995
                                                                              -----------          ------------
    Commercial                                                                $     3,426          $      2,288
    Commercial real estate                                                          8,861                11,429
    Residential real estate                                                        54,257                55,926
    Consumer loans                                                                  1,863                 1,643
    Loan origination costs, net                                                       383                   307
                                                                              -----------          ------------

                                                                                   68,790                71,593

    Allowance for loan losses                                                        (596)                 (607)
                                                                              -----------          ------------

         Loans, net                                                           $    68,194          $     70,986
                                                                              -----------          ------------

The adequacy of the allowance for credit losses is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the borrower's ability to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Management does not consider an insignificant delay or shortfall in the amount of payments an event that, when considered in isolation, would automatically cause a loan to be considered impaired for purposes of SFAS 114. Examples of insignificant delays or shortfalls include, depending on the specific facts and circumstances, those that are associated with a temporary stoppage in operations due to equipment failure or a natural disaster, or due to tight cash flows during the off-peak season of a business. Recurring shortfalls or delays in payments and/or extended delinquency periods may provide evidence that a delay or shortfall is significant and are considered by management in reviewing loans for impairment.

Management divides the Company's loan portfolio into the following categories when estimating the allowance: (1) individually identified impaired loans; (2) individually classified loans, other than those considered impaired; (3) groups of homogeneous performing loans, i.e., residential mortgages, consumer, etc.; and (4) groups of homogeneous loan commitments and other off-balance sheet exposures.




                                      (7)

KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS,  CONTINUED:

The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of principal and interest is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequently recovered, if any, are credited to the allowance.

An analysis of the allowance for loan losses for the nine months ended June 30, 1996 and 1995 is as follows:

                                                                                    1996              1995
                                                                                 -----------       ----------
Allowance at October 1, 1995 and 1994                                            $   607,450       $  612,601
Provision charged to operating expense                                                 8,570          102,004
Recovered on loans                                                                    11,105           25,027
Loans charged off                                                                    (30,766)        (132,182)
                                                                                 -----------       ----------

Balance at June 30, 1996 and 1995                                                $   596,359       $  607,450
                                                                                 ===========       ==========

At June 30, 1996, the Bank had no loans which were considered impaired and had nonaccrual loans totaling approximately $910,000. Interest income which would have been recorded on these loans was insignificant.

The Company adopted SFAS 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, on October 1, 1995. SFAS 119 requires disclosures about derivative financial instruments--futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. SFAS 119 also amends existing requirements of SFAS 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and SFAS 107. SFAS 119 requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS 105 because they do not result in off-balance-sheet risk of accounting loss. It requires that a distinction be made between financial instruments held or issued for trading activities measured at fair value with gains and losses recognized in earnings) and financial instruments held or issued for purposes other than trading.
SFAS 119 relates only to disclosure issues and does not have a financial impact on the Company.

SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, issued by the FASB in March 1995, is effective for the Company for fiscal years beginning on or after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that


                                      (8)

KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 2.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS, CONCLUDED:

the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows
expected to result from the use of the asset and its eventual disposition.   If
the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, and impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Management has not determined the impact, if any, of SFAS 121 on the Company's financial statements as of June 30, 1996.

In May 1995, the Financial Accounting Standards Board issued SFAS 122, Accounting for mortgage Servicing Rights, SFAS 122 requires companies that engage in mortgage banking activities to allocate the total cost of the mortgage loans it acquires or originates and then sells with servicing rights retained between the estimated fair value of the loans and the capitalized mortgage servicing rights, if practical. SFAS 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS 122 applies prospectively to fiscal years beginning after December 15, 1995. The adoption of the provisions of SFAS 122 is not expected to have a material impact on the financial position of the Company upon adoption.

In October 1995, the FASB issued SFAS 123, Accounting for Stock Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS 123 requires a fair value-based method of accounting for stock-based compensation. Since the Company does not utilize any stock-based compensation plans, SFAS 123 is not expected to have a material impact on the financial position or results of operations of the Company.

                                      (9)

                          KEY FLORIDA BANCORP, INC.





    Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation


The following discussion and analysis relates to the financial condition and results of operations of the Company for the third quarter of fiscal 1996 ending June 30, 1996 prior to the Company's merger with Liberty National Bank.

GENERAL

Bancorp's principal asset is its ownership of controlling interest in Key Florida Bank (KFB). Accordingly, Bancorp's results of operations are primarily dependent upon the results of operations of KFB. KFB conducts commercial business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). KFB's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon KFB's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, KFB's profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and income from the sale of loans and investment securities. Non-interest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Management's discussion and analysis of earnings and related financial data are presented herein to assist in an understanding of the financial condition of Bancorp at, and results of operations of Bancorp for the nine months ended
June 30, 1996.

RECENT DEVELOPMENTS

Effective the close of business on July 30, 1996, Bancorp and Liberty National Bank ("LNB") closed the Merger of Key Florida Bank, F.S.B. ("KFB") with and into LNB. In the KFB/LNB Merger, the outstanding shares of LNB common stock were converted into an aggregate of 2,739,847 shares of Bancorp common stock.





                                      (10)

Liquidity Management


The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity Management addresses the ability to meet deposit withdrawals either on demand or by contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

The Company has numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit and other financial institutions, line of credit with the Federal Home Loan Bank, the sale of securities from its available-for-sale portfolio, whole loan sales and growth in its core deposit base. As a member of the Federal Home Loan Bank system the Company has the ability to borrow on a secured basis utilizing mortgage related loans and securities as collateral. At June 30, 1996 the Company had $2 million in such advances with an original maturity of greater than one year, the Company also had an available line of credit of $8.5 million.

The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of Thrift Supervision, such as federal funds sold and United States securities and securities guaranteed by the United States. As a federally chartered thrift the Company is required to maintain an eligible liquidity ratio of at least 5% and a short-term liquidity ratio of 1%. At June 30, 1996 the Company had an eligible liquidity ratio of 6.24% and a short-term liquidity ratio of 1.26%.

Liquidity, as measured in the form of cash and cash equivalents, totalled $3,950,663 at June 30, 1996. At March 31, 1996, cash and cash equivalents totalled $4,243,111, a decrease of 6.8%. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments occurring in the Company's investment securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing (primarily in loans and securities) and from financing (primarily through deposit generation and short-term borrowings) are in excess of cash flows from operations. For the quarter ended June 30, 1996, the cash flow from operations of $664,243 was 278% higher than the same period of 1995. Cash flows from investing activities reflects the net decrease in loans due to sales of loans and the sales of other real estate owned whereas, cash flows from investing activities reflect the decrease of $5,272 which is attributable to the change in the adjustment to the unrealized gain (loss) on securities required by Statement No. 115 of the Financial Accounting Standards Board (FASB) accounting for certain investments in debt and equity securities. Net income of $40,278 less dividends declared totalling $9,856 with a small purchase of treasury common and preferred stock comprise the remainder of the increase.





                                     (11)

Capital Resources

The Company's ratio of stockholders' equity to quarter end assets was 5.46% after the adjustment for FASB Statement No. 115. The 5.46% at June 30, 1996 compares to the previous quarter end ratio of 5.35%.

Bancorp's principal sources of funds are those generated by KFB, including net increases in deposits, principal and interest payments on loans and proceeds from sales and maturities of investment and mortgage-backed securities.

KFB uses its capital resources principally to fund existing and continuing loan commitments and to purchase investment and mortgage-backed securities. At June 30, 1996, KFB had commitments to originate loans totaling $3.9 million. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 1996 totaled $47.5 million. Management believes that KFB has adequate resources to fund all its commitments, that substantially all of its commitments will be funded within 12 months and, if so desired, that KFB can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

In accordance with capital guidelines issued by the OTS, KFB is required to maintain core capital to risk-weighted assets of at least 3.0% and total capital to risk-weighted assets of at least 8.0%. At June 30, 1996 the core capital to risk-weighted assets ratio was 5.24% compared to 5.12% for the previous quarter-end. At June 30, 1996 the total capital to risk-weighted assets was 10.52% compared to 10.35% at March 31, 1996.

RESULTS OF OPERATIONS

(Comparison of the Nine Months Ended June 30, 1996 and 1995)

General

Net earnings for the nine months ended June 30, 1996 were $150,426 compared to a net loss of $84,221 for the same period of 1995. The increase in net earnings was due in part to an increase in the interest rate spread. The remaining increase in net earnings was due to a decrease in the provision for loan losses and a decrease in average yields paid on deposits.

Interest Income and Expense

Interest income increased by $68,512 from $4,892,932 for the nine months ended June 30, 1995 to $4,961,444 for the nine months ended June 30, 1996.
For this same time period interest income on loans increased $20,611 even though there was a decrease in the weighted average yield from 8.10% for the period ended June 30, 1995 to 7.84% for the period ended June 30, 1996. During this same time period there was a corresponding decrease in the average loan portfolio from $72.4 million to $69.6 million at June 30, 1996. The
decrease resulted from the sale of loans during the period.   The decrease in
average yield resulted from repricing opportunities during the period primarily in real estate loans.





                                      (12)

The decrease in weighted average yield was the result of decreases in market interest rates, coupled with a slight decrease in real estate loans. For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995 interest on investment and mortgage-backed securities increased $47,901 even though there was a decrease in the average investment and mortgage-backed securities portfolio from $11.5 million at June 30, 1995 to $10.6 million at June 30, 1996. There was a slight decrease in the average yield earned to 5.49% at June 30, 1996 from 5.66% at June 30, 1995.

Interest expense increased to $3,266,117 for the nine months ended June 30, 1996 from $3,315,396 at June 30, 1995. Interest expense on deposit accounts increased even though the average rate paid on deposits decreased from 5.6% at June 30, 1995 to 4.99% at June 30, 1996. Average deposit balances during that time period increased from $74.7 million to $81.0 million. There was material change in deposit mix during the period, with the major changes being an increase in savings deposits of $9.3 million at June 30, 1996 and a decrease in time deposits of $6.8 million. These were planned changes in the Company's deposit mix. During the nine months ended June 30, 1995 Federal
Home Loan Bank borrowings decreased from an average balance of $8.0 million to an average balance of $1.0 million at June 30, 1996. Corresponding to the decrease in the average balance of Federal Home Loan Bank (FHLB) borrowings for the nine months ended June 30, 1996 and 1995 there was a decrease in the average rate paid to FHLB from 6.18% at June 30, 1995 to 5.54% at June 30, 1996. Also, as the Company continues to retire debt on its notes payable the interest expense on the notes payable decreases each quarter.

Provisions for Loan Losses

The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by Bancorp, the amounts of non-performing loans, general economic conditions, particularly as they relate to Bancorp's market area, and other factors related to the collectibility of Bancorp's loan portfolio. There was a decrease in the provision of $101,000 from June 30, 1995 to June 30, 1996. The reduced provision for the quarter ended June 30, 1996 was primarily due to Bancorp's reduced level of total loans and decrease in the level of total non-performing loans and other real estate owned. As management deems necessary additional provisions will be established to reserve for credit risks originated by prior management.

Other Income

Total other income increased $55,559 for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. The increase of 57% was due primarily to increased fees and service charges on deposit accounts and loans.

Other Expense

Total other expense increased 2% from $1,656,798 at June 30, 1995 to $1,692,935 at June 30, 1996.





                                      (13)

ASSET/LIABILITY MANAGEMENT

A principal objective of Bancorp's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of an Asset and Liability Committee (the "ALCO" Committee) which establishes policies and monitors results to control interest rate sensitivity.

Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses computer models prepared by a third party to measure the Bank's interest rate sensitivity. From these reports, the ALCO Committee can estimate the net income effect of various interest rate scenarios.

As a part of Bancorp's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate sensitive" and monitors the bank's interest rate sensitivity "gap". An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest earning assets and interest bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of each bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest rates on net interest income would be minimal.

The assets and liabilities of KFB are managed to provide for a stable and optimum net interest margin. Efforts continue to further improve the balanced position between the rate sensitive assets and rate sensitive liabilities. Interest rate risk (IRR) is defined as the sensitivity of earnings and net portfolio value (NPV) to changes in interest rates. IRR results from the differences in the way the values of assets and liabilities are affected by
changes in interest rates.   Because deposit liabilities typically reprice more
quickly than mortgage assets, most thrift institutions are exposed to rising interest rates; that is, their NPV and earnings decline when interest rates rise and increase when rates fall, and KFB is no exception. The objective of interest rate risk management is to control the Bank's exposure to changes in interest rates so as to maintain adequate levels of earnings and capital over a range of possible interest rate changes.

For monitoring and measurement purposes, the Office of Thrift Supervision ("OTS") measures the effect or "shock" of instantaneous changes in interest rates on the institution's assets and liabilities. Financial models increase and/or decrease interest rates by 1% increments (100 basis points) to an immediate maximum/minimum increase or decrease of 4% and then measure the effect of such a change. The impact of such interest rate change depends on the repricing frequency of the instrument, its duration, interest rate ceilings, floors and caps, prepayment estimates and other such factors. Each of these variables is considered in the OTS model for measuring interest rate risk and the information is provided to the OTS by savings associations (including Bancorp) in the filing of their quarterly reports with the OTS. The resulting change in value of all assets and liabilities is estimated and compared to KFB's capital and earnings position in attempting to assess the degree of risk.


                                      (14)

Bancorp seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. Bancorp's demand/money market and NOW deposit accounts approximated 7.0%, and 7.0% of total deposits at June 30, 1996. Management anticipates that these accounts will continue to comprise a significant portion of Bancorp's total deposit base. Bancorp also maintains a relatively large portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At June 30, 1996 approximately 5.75% of Bancorp's total assets consisted of cash and cash equivalents and short-term investment securities. In addition, at June 30, 1996, KFB's liquidity ratio was approximately 6.24%. Bancorp also maintains a "floor", or minimum rate, on certain of its floating or prime based loans. These floors allow Bancorp to continue to earn a higher rate when the floating rate falls below the established floor rate.


FINANCIAL CONDITION

Lending Activities

A significant source of income for Bancorp is the interest earned on loans. At June 30, 1996, Bancorp's total assets were $85.4 million and its net loans were $68 million or 79.7% of total assets. At June 30, 1995, Bancorp's total assets were $89.7 million and its net loans were $71.1 million or 79% of total assets.

The following table sets forth information concerning Bancorp's loan portfolio by type of loan at the dates indicated:

                                                                       At June 30,
                                             -------------------------------------------------------------
                                                       1996                                   1995
                                             -------------------------------------------------------------
                                                                        (In Thousands)
                                              Amount                 % of      Amount                % of
                                                                    Total                            Total
                                             ---------             -------    --------              -------
 Commercial Loans                            $   3,426                 5%     $  2,288                 4%

 Commercial Real Estate Loans                    8,861                13%       11,429                16%

 Residential Mortgage Loans                     54,257                79%       55,926                78%

 Consumer Loans                                  1,763                 3%        1,643                 2%
                                             ---------              ----     ---------              ----
                    TOTAL LOANS              $  68,307               100%    $  71,286               100%
                                             =========              ====     =========              ====
 Less:

 Deferred Loan Fees (Costs)                        382                             307

 Allowance for Credit Losses                      (596)                           (607)
                                             ---------                       ---------
                     LOANS, NET              $  68,093                       $  70,986
                                             =========                       =========



                                      (15)

For the three months ended June 30, 1996 and 1995, the net change in total loans receivable was approximately as follows:

                                                                              At June 30,
                                                       -------------------------------------------------------

                                                             1996                                  1995
                                                       ----------------                      -----------------
                                                                           (In (Thousands)
 Balance at beginning of period                        $    68,775                              $    74,327



 Loan originations, net                                        917                                    2,719
 Sale of loans                                                (966)                                  (4,829)

 Loans charged-off                                             (14)                                    (132)

 Transfers to other real estate owned                          (22)                                    (491)
                                                       -----------                              -----------

 Balance at end of period                              $    68,690                              $    71,594
                                                       ===========                              ===========



Although loan originations decreased to $917,000 during the three months ended June 30, 1996 from $2.7 million during the same quarter of 1995 so did the sale of loans decrease. The sale of loans decreased to $966,000 for the quarter ended June 30, 1996 compared to $4.8 million for the same quarter of 1995. The effort by management during the period ending June 30, 1996 was to continue to improve loan quality. The loan charge-offs decreased to $14,000 for the quarter ending June 30, 1996 from $132,000 for the same period of 1995. Also, the Company only transferred $22,000 in loans to other real estate owned for the quarter ended June 30, 1996 whereas, the Company transferred $491,000 to other real estate owned for the quarter ended June 30, 1995.

ASSET QUALITY

Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. The majority of the loans in Bancorp's loan portfolio are collateralized by residential real estate mortgages. As of June 30, 1996 approximately 79% of the total loan portfolio was collateralized by this type of property. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of June 30, 1996, total non-performing assets were $1.3 million or 1.47% of total assets, compared to $1.2 million or 1.43% of total assets for the previous quarter.

In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on Bancorp's profitability. However, as part of its loan portfolio management strategy, Bancorp, generally limits its loans to a minimum of 80% of the value of the underlying real estate as determined by appraisal.




                                      (16)

Commercial loans also entail risks since repayment is usually dependent upon the successful operation of the commercial enterprise. They also are subject to adverse conditions in the economy. Commercial loans are generally riskier than mortgage loans because they are typically underwritten on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying a commercial loan may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Bancorp, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of June 30, 1996:


                    Commercial loans                             5%

                    Real estate mortgage loans                  92%

                    Installment and other loans                  3%
                                                               ---
                                                               100%
                                                               ===

As of June 30, 1996 no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 10% of total loans, except that as of such date loans collateralized with mortgages on real estate represented 92% of the loan portfolio and were to borrowers in varying activities and businesses.

The Loan Committee of the Board of Directors of KFB concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of KFB has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

CLASSIFICATION OF ASSETS

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management's policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non- accrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.




                                      (17)

Real estate acquired by Bancorp as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). Bancorp considers the collateral for a loan in-substance foreclosure when the debtor has little or no equity in the collateral, expects repayment for the loan to come only from the operation and sale of the collateral, and the borrower has either effectively abandoned control of the collateral or has retained control of the collateral but will be unable to rebuild equity in the collateral or repay the loan. At June 30, 1996 no loans were considered to be in-substance foreclosed.

OREO properties are recorded at the lower cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

The following table sets forth certain information on nonaccrual loans and real estate owned, the ratio of such loans and real estate owned to total assets as of the dates indicated, and certain other related information.

                                                           At    June   30,
                                                    -------------------------------
                                                         (Dollars in Thousands)
                                                    -------------------------------
                                                           1996              1995
                                                           ----              ----
         Non-accrual loans:

              Commercial real estate                $      310          $         54

              Residential mortgage loans                   532                   668

              Commercial loans
                                                            68                    68

              Consumer and other loans                   - 0 -                 - 0 -
                                                     ---------          ------------
                    Total nonaccrual loans           $     910          $        790
                                                     =========          ============
         Accruing loans over 90 days delinquent          - 0 -                 - 0 -

         Troubled debt restructuring                     - 0 -                 - 0 -
                                                     ---------          ------------

                    Total nonperforming loans        $     910          $        790
                                                     =========          ============
         Other real estate owned:

              Real estate acquired by
                    foreclosure or deed
                    in lieu of foreclosure                 346                   777

               Total nonperforming loans and
                    other real estate owned          $   1,256                 1,567

         Total nonperforming loans as a per-
                    centage of total loans                1.32%                  1.1%

         Total nonperforming loans as a per-
                    centage of total assets               1.06%                 0.88%

         Total nonperforming loans and real
                    estate owned as a percentage
                    of total assets                       1.47%                 1.75%


                                      (18)

The total nonperforming loans increased approximately 15% from June 30, 1995 to June 30, 1996. Total nonperforming loans were $790,000 at June 30, 1995 and increased to $910,000 at June 30, 1996. The increase was primarily attributable to a commercial real estate loan in the amount of $310,000 which was placed in non-accrual status for the period ended June 30, 1996.

Other real estate owned, either acquired by foreclosure or by deed in lieu of foreclosure decreased 55% from June 30, 1995 to June 30, 1996, from approximately $777,000 to $346,000, respectively. The decrease in other real estate owned caused the total nonperforming loans and other real estate owned to decrease 20% between June 30, 1995 and June 30, 1996.

Due to an overall decrease in total loans receivable from $71.6 million at June 30, 1995 to $68.7 million at June 30, 1996 and coupled with the aforementioned 15% increase in total nonperforming loans the ratio of total nonperforming loans as a percentage of total loans increased from 1.10% at June 30, 1995 to 1.32% at June 30, 1996.

Also, due to the above referenced increase in total nonperforming loans and a corresponding decrease in total assets from $89.7 million at June 30, 1995 to $85.4 million at June 30, 1996 the ratio for total nonperforming loans as a percentage of total assets increased from 0.88% at June 30, 1995 to 1.06% at June 30, 1996. However, due to the aforementioned decrease in other real estate owned the ratio of total nonperforming loans and real estate owned as a percentage of total assets decreased from 1.75% at June 30, 1995 to 1.47% at June 30, 1996 in spite of the decrease in total assets from $89.7 million to $85.4 million, respectively.

ALLOWANCE FOR CREDIT LOSSES

In originating loans, KFB recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for credit losses based on, among other things, KFB's historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending.

Management continues to actively monitor KFB's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. KFB's allowance for credit losses at June 30, 1995 was $607,450 and Bancorp decreased the allowance to $599,535 at March 31, 1996. Bancorp further decreased the allowance to $596,359 at June 30, 1996, reflecting management's intent to maintain reserves at a level management believes to be adequate when compared with KFB's non-performing loans and total loans.








                                      (19)

The following table sets forth information with respect to activity in Bancorp's allowance for credit losses during the periods indicated:

                                                                    Three  Months  Ended
                                                                          June  30,
                                                             -------------------------------
                                                              1996                     1995
                                                              ----                     ----
                                                               ( Dollars  in  Thousands)
 Allowance at beginning of period                          $        600            $       613

 Charge-offs:

                  Commercial real estate                            ---                    ---

                  Commercial loans                                  ---                    ---

                  Consumer loans                                    ---                    ---

                  Residential real estate                            15                    132
                                                           ------------            -----------
                               Total loans charged-off              (15)                  (132)
                                                           ------------            -----------
 Recoveries                                                          11                     25

                    Net charge-offs                                  (3)                  (107)

 Provision for credit losses charged to
     operating expenses                                             -0-                    101

 Allowance at end of period                                $        596            $       607
                                                             ===========            ===========

 Net charge-offs as a percentage
     of average loans outstanding                                 0.001%                  0.15%

 Allowance for credit losses as a
     percentage of period-end total loans                          0.87%                  0.85%

 Allowance for credit losses as a
     percentage of nonperforming loans                            65.49%                 76.83%
                                                           ------------            -----------

 Average loans outstanding, net                            $     69,558            $    72,427
                                                           ------------            -----------

 Period-end total loans                                    $     68,690            $    71,594
                                                           ============             ===========



                                      (20)

The following table presents information regarding KFB's total allowance for losses as well as the allocation of such amounts to the various categories of loans:



                                                                             At June  30,
                                                             -----------------------------------------------

                                                                     1996                     1995
                                                             --------------------    -----------------------

                                                                          % of                       % of
                                                                         Loan to                   Loans to
                  (Dollars in thousands)                     Amount       Total       Amount         Total
                                                           ---------     -------     --------      --------
 Commercial loans                                          $      30           5%    $     24            4%

 Commercial real estate loans                                     77          13%          97           16%

 Residential real estate loans                                   471          79%         473           78%

 Consumer loans and other                                         18           3%          13            2%
                                                           ---------       -----     --------        -----
          Total allowance for credit
             losses                                        $     596         100%    $    607          100%
                                                           =========       =====     ========        =====




The allowance for credit losses represented .87% of the total loans outstanding as of June 30, 1996, compared with .85% of the total loans outstanding as of June 30, 1995.

INVESTMENT SECURITIES

KFB's investment securities portfolio at June 30, 1996 primarily consisted of United States Treasury and federal agency securities. Although investment securities generally have a lower yield than loans, investment securities increase the quality of Bancorp's assets by virtue of the guarantees that back them, are more liquid than loans, and may be used to collateralize borrowings or other obligations of Bancorp. Due to repayment and prepayments of the underlying loans, mortgage-backed securities are substantially less than the scheduled maturities. Changes in interest rates may also affect the average life, yield to maturity, and related market value of Bancorp's securities portfolio.





                                      (21)

The following table sets forth the carrying value of investment securities held by Bancorp at the dates indicated:

                                                                           At June 30,
                                                         ----------------------------------------------------
                                                              1996                                1995
                                                         --------------                    ------------------
                                                                    ( Dollars  in  thousands )
              Available for Sale (1):*

                        U.S. Treasury Securities         $          968                    $             966


              Held-to-maturity (2):**
                       U.S. Treasury Securities                     ---                                  ---

                       GNMA certificates                          2,684                                3,318

                       FNMA certificates                            ---                                  ---

                       Collateralized mortgage
                            obligations                           6,328                                6,406

                       Obligations of states and
                            municipalities                           51                                   52
                                                         --------------                    -----------------
                                      Total held-to-     $        9,063                    $           9,776
                                         maturity
                                                         --------------                    -----------------
              Total Investment Securities                $       10,031                    $          10,742
                                                         ==============                    =================

  *   (1) Carried at estimated market value.
  **  (2) Carried at amortized cost.

Bancorp's mortgage backed securities consist of three Federal Home Loan Mortgage Corporation (FHLMC) and two Federal National Mortgage Association
(FNMA) obligations. The tranches for the five instruments have a current average life of 2.7 years with the longest being 3.51 years and the shortest being 1.49 years. Most have little or no extension risk should rates rise 300 basis points with the average life increasing to only 2.87 years. A fall in interest rates of 300 basis points would shorten the average life to 1.32 years.

FHLMC is a corporate instrumentality of the United States, created by an act of Congress on July 24, 1970 in order to increase the availability of mortgage credit for the financing of housing. FNMA is a government sponsored corporation subject to regulation by the Secretary of HUD and purchases and resells residential mortgages insured by FHA or guaranteed by the VA, as well as conventional home mortgages. Credit risk is the risk of loss due to a counter party's unwillingness or inability to pay its obligations. Given the issuers of these obligations, Bancorp sees little or no credit risk.

Interest rate risk arises when a change in interest rates results in a change in the value of a financial instrument. The magnitude of this change depends on the sensitivity of the instrument to changes in interest rates as well as the absolute change in interest rates. Details of each instrument are as follows:

The first FHLMC is being carried at $800,000 and has a stated interest rate of 5.25%. This particular tranche has a current average life of 1.49 years with virtually no extension risk should rate rise 300 basis points (1.67 average life) and would shorten to a 0.88 year average life if rates fall 300 basis points. The market price could fluctuate in a +/ - 300 basis point interest rate swing from +3.3% to - 4.8%.


                                      (22)

The second FHLMC is being carried at $504,491 and has a stated interest rate of 5.5%. This particular tranche has a current average life of 3.32 years with an extension risk of only 6 months should rates rise 300 basis points.
Prepayments should increase if rates fall 300 basis points and would shorten the average life to 1.37 years. The market price could fluctuate in a +/ - 300 basis point interest rate swing from +7.6% to - 10.2%.

The third FHLMC is being carried at $996,874 and has a stated interest rate of 5.5%. This particular tranche has a current average life of 3.51 years with no extension risk should rates rise 300 basis points. Prepayments should increase if rates fall 300 basis points and would cause the average life to shorten to
1.96 years. The market price could fluctuate in a +/ - 300 basis point interest rate swing from +7.7% to - 8.8%.

The first FNMA is being carried at $2,009,040 and has a stated interest rate of 5.25%. This particular tranche has a current average life of 1.85 years with virtually no extension risk should rates rise 300 basis points. Prepayments should increase slightly if rates fell 300 basis points and would cause the average life to shorten to 1.09 years. The market price could fluctuate in a +/ - 300 basis point interest rate swing from +4.3% to - 5.0%.

The second FNMA is being carried at $2,017,113 and has a stated interest rate of 5.75%. This particular tranche has a current average life of 3.35 years with virtually no extension risk should rates rise 300 basis points. Prepayments should increase slightly if rates fell 300 basis points and would cause the average life to shorten to 1.32 years. The market price could fluctuate in a +/ - 300 basis point interest rate swing from +6.2% to - 8.4%.

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

                                                      After One Year     After Five Years
                                                      --------------     ----------------
                               One Year or Less       to Five  Years      to  Ten  Years      After Ten Year          Total
                               -----------------    -----------------    -----------------   -----------------    -----------------
                               Amortized Average    Amortized Average    Amortized Average   Amortized Average    Amortized Average
                                                             (Dollars in thousands)
                               Cost        Yield    Cost       Yield      Cost      Yield      Cost     Yield      Cost        Yield

      June 30, 1996:

      U.S.Treasury
         securities                  ---    ---     $   968    4.75%          ---       ---      ---     ---       $   968     4.75%

      GNMA certificates              ---    ---         ---     ---           ---       ---    2,684    7.38%        2,684     7.38%

      FNMA certificates              ---    ---         ---     ---           ---       ---      ---     ---           ---      ---

      Collateralized
      mortgage obligations           ---    ---       2,009    5.25%          ---       ---    4,319    5.50%        6,328     5.59%

      Obligations of state
      and municipal                   51   5.75%        ---     ---           ---       ---      ---     ---            52     5.75%
                               ---------   ----     -------    ----       -------   -------   ------    ----       -------     ----
             Total             $      51   5.75%    $ 2,977    5.08%          ---       ---   $7,003    6.44%      $10,031     5.96%
                               =========   ====     =======    ====       =======   =======   ======    ====       =======     ====



                                     (23)

DEPOSIT ACTIVITIES

Deposits are the major source of Bancorp's funds for lending and other investment purposes. Deposits are attracted principally from within Bancorp's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans.

Maturity terms, service fees and withdrawal penalties are established by
Bancorp on a periodic basis.    The determination of  rates and terms is
predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or roll over deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept , renew or roll over deposits at such rates. The regulations contemplate that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. KFB's capital ratio's met the regulatory definition of "adequately capitalized" at June 30, 1996.

The following table shows the distribution of, and certain other information relating to, Bancorp's deposit accounts by type:

                                                                          At June 30 ,
                                              ------------------------------------------------------------------------

                                                       1996                                         1995
                                              ------------------------------------------------------------------------
                                                                   % of                                        % of
                                              Amount               Deposits               Amount              Deposits
                                              ------               --------               ------              --------
                                                                        (Dollars in thousands)
 Demand deposits                             $   2,294                    3%        $     2,827                  4%

 NOW deposits                                    5,310                    7%              5,758                  7%

 Money market deposits                           3,276                    4%              4,641                  6%

 Savings deposits                               12,073                   15%              2,730                  3%
                                             ---------               ------         -----------             ------

               Subtotal                         22,953                   29%             15,956                 20%
                                             ---------               ------         -----------             ------
 Certificates of deposit(1)                     55,379                   71%             62,220                 80%
                                             ---------               ------         -----------             ------
 Total deposits                              $  78,332                  100%        $    78,176                100%
                                             =========               ======         ===========             ======

(1) Includes individual retirement accounts ("IRA'") totalling $ 3.0 million and $ 3.2 million at June 30, 1996 and 1995 all of which are in the form of certificates of deposit.





                                     (24)

The following table shows the average amount outstanding and the average rate paid on each of the following deposit account categories during the periods indicated:

                                                                  Nine Months Ended June 30,
                                            --------------------------------------------------------------------
                                                         1996                                    1995
                                            ------------------------------              ------------------------
                                            Average                Average              Average          Average
                                            Balance                Yield                Balance          Yield
                                            -------                -----                -------          -----
                                                                     (Dollars in thousands)
 Demand, money market and NOW               $ 10,155               1.79%            $   12,032             2.30%

 Savings deposits                             11,986               4.72%                 2,373             3.96%

 Certificate of deposit                       55,472               5.63%                60,297             6.32%
                                            --------               ----             ----------             ----

 Total interest-bearing deposits            $ 77,613               4.99%            $   74,702             5.60%
                                            ========               ====             ==========             ====


Bancorp does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on Bancorp. Management believes that substantially all of Bancorp's depositors are residents in its primary market areas. Bancorp currently does not accept brokered deposits. As shown in the tables below, a significant amount of Bancorp's certificates of deposit
will mature during the following year ending  June 30, 1997.   The high volume
of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice. Bancorp management anticipates that substantially all of Bancorp's certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid.
Consequently, Bancorp management does not believe that the maturity of Bancorp's certificates of deposit during the next year ending June 30, 1997, will have a material adverse effect on Bancorp's liquidity. However, if Bancorp is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on Bancorp's net income.

Jumbo certificates ($100,000 and over) mature as follows:

                                                                          At  June 30,
                                                 ------------------------------------------------------------
                                                             1996                           1995
                                                 ----------------------------        ------------------------
                                                                      (Dollars in thousands)
                                                                      Average
                                                  Amount               Rate          Amount         Average
                                                  ------              -------        ------         -------
 Due in three months or less                     $     713             5.38%         $    517           5.18%

 Due in three months to six months                     713             5.47%              402           5.75%

 Due from six month to one year                      2,436             6.15%            1,758           6.45%

 Due over one year                                     295             6.29%            2,070           6.69%
                                                 ---------                           --------
                     Total                       $   4,217                           $  4,747
                                                 =========                           ========


                                      (25)

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data concerning Bancorp presented in this Form 10QSB have been prepared in accordance with generally accepted accounting principals, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of Bancorp is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

FUTURE ACCOUNTING REQUIREMENTS

SFAS No. 107 extends fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. This Statement is effective for Bancorp's financial statements issued for fiscal years ending after December 15, 1995. SFAS No. 107 requires only additional disclosure and will not have any impact on the financial statements of Bancorp.

Item 6.  Exhibits and Reports on Form 8-K

   Exhibits

   27    Financial Data Schedule (For SEC Use Only)

   Reports

   No Reports on Form 8-K were filed during the quarter ended June 30, 1996.


Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           KEY  FLORIDA BANCORP, INC.
                           (REGISTRANT)

DATED: August 12, 1996      BY: /S/ Daniel S. Hager, President
                              -----------------------------------------------
                                   Daniel S. Hager, President

DATED: August 12, 1996      BY: /S/ Ronald A. Monteau, Chief Accounting Officer
                              ------------------------------------------------
                                   Ronald A. Monteau, Chief Accounting Officer





                                      (26)