Form 10QSB
period 1996-09-30
KEY FLORIDA BANCORP INC
filed 1996-11-13
CIK 836864

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                  FORM  10-QSB

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

        [ ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-2962

                          KEY  FLORIDA  BANCORP,  INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                       65-0105205
        (STATE OR OTHER JURISDICTION       (I.R.S.  EMPLOYER)
      OF INCORPORATION OR ORGANIZATION)   IDENTIFICATION NO.)


             6016 26th STREET WEST, BRADENTON FLORIDA        34207
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 751-0611

Former Fiscal Year was September 30, has been changed to December 31 since the Form 10-QSB was filed for the quarter ended June 30, 1996.

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO          .
                                                ---     ---

As of November 12, 1996, there were outstanding 2,739,847 shares of the Registrant's Common Stock.

                       FINANCIAL STATEMENTS  (UNAUDITED)




                           KEY FLORIDA BANCORP, INC.
             FORM 10-QSB - For the Quarter Ended September 30, 1996

                               TABLE of CONTENTS





Part I.  Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          Page

     Item 1.   Financial Statements

          Consolidated Statement of Income and Statement of Income
          Three Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .             3

          Consolidated Statement of Income and Statement of Income
          Nine Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .             4

          Consolidated Balance Sheet
          At September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5

          Consolidated Statement of Changes in Stockholders' Equity
          Nine Months Ended September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6

          Consolidated Statement of Cash Flows and Statement of Cash Flows
          Nine Months Ended September, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .             7

          Notes to Consolidated Unaudited Financial Statements  . . . . . . . . . . . . . . . . . . . . . .          8-21

     Item 2.
             Management's Discussion and Analysis of Financial
             Conditions and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22-50

Part II.  Other Information

     Item 1.  Legal Proceedings - None
     Item 2.  Changes in Securities - Not Applicable
     Item 3.  Defaults upon Senior Securities - Not Applicable
     Item 4.  Submissions of Matters to a Vote of Security Holders - Not Applicable
     Item 5.  Other Information - None
     Item 6.  Exhibits and Reports on Form 8-K


                  KEY  FLORIDA BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                      AND
                             LIBERTY NATIONAL BANK
                              STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
________________________________________________________________________________

                                                              (Unaudited)
                                                        ------------------------
                                                                                            Increase
                                                        1996                1995           (Decrease)
                                                        ----                ----          -----------
Interest Income
   Interest and Fees on Loans                        $ 2,774,438       $ 1,386,679    $  1,387,759
      U.S. Treasury and Government Agencies              380,051           408,557         (28,506)
      Other                                               54,498            30,758         (23,740)
                                                     -----------       -----------    ------------
Total Interest Income                                  3,208,987         1,825,994       1,382,993
                                                     -----------       -----------    ------------

Interest Expense
   Interest on Deposits                                1,669,156           999,113         670,043
   Interest on other borrowings                           16,175                 0          16,175
                                                     -----------       -----------    ------------
Total Interest Expense                                 1,685,331           999,113         686,218
                                                     -----------       -----------    ------------
Net Interest Income                                    1,523,656           826,881         696,775
Provision for Loan Losses                                 61,859           167,263        (105,404)
                                                     -----------       -----------    ------------
Net Interest Income After Provision
   for Loan Losses                                     1,461,797           659,618         802,179
                                                     -----------       -----------    ------------

Noninterest Income
   Service Charges on Deposit Accounts                   104,899            87,166          17,733
   Other Income                                           13,069            83,166         (70,097)
                                                     -----------       -----------    ------------
Total Noninterest Income                                 117,968           170,332         (52,364)
                                                     -----------       -----------    ------------
Noninterest Expense
   Salaries and Employee Benefits                        607,468           370,471         236,997
   Occupancy Expense                                     211,908           115,459          96,449
   Data Processing Expense                                65,855            39,247          26,608
   FDIC Insurance Premiums and Assessments               450,641             6,030         444,611
   Other Expenses                                        268,513           183,564          84,949
                                                     -----------       -----------    ------------
Total Noninterest Expense                              1,604,385           714,771         889,614
                                                     -----------       -----------    ------------

Income (Loss) Before Income Taxes                        (24,620)          115,179        (139,799)
Income Tax (Expense) Benefit                              10,702          (114,313)        125,015
                                                     -----------       -----------    ------------
Net Income (Loss)                                    $   (13,918)      $       866    $    (14,784)
                                                     ===========       ===========    ============
Net income(loss) per common share                    $     (0.01)      $         *
                                                     ===========       ===========
Weighted average number of
    common shares outstanding                          1,366,366         1,091,803
                                                     ===========       ===========
*Amount less than $0.01 per common share





                                      (3)

                  KEY  FLORIDA BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                      AND
                             LIBERTY NATIONAL BANK
                              STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
________________________________________________________________________________

                                                             (Unaudited)
                                                     ----------------------------       Increase
                                                          1996             1995        (Decrease)
                                                          ----             ----        ----------
Interest Income
   Interest and Fees on Loans                       $  6,196,222      $  3,994,869    $  2,201,353
   Interest on Investment Securities
      U.S. Treasury and Government Agencies              941,344         1,086,377        (145,033)
      Other                                              136,351           124,987          11,364
                                                    ------------      ------------    ------------
Total Interest Income                                  7,273,917         5,206,233       2,067,684
                                                    ------------      ------------    ------------
Interest Expense
   Interest on Deposits                                3,626,569         2,689,656         936,913
   Interest on Notes Payable                               9,191                 0           9,191
   Interest on Federal Home Loan Bank Advances            42,551                 0          42,551
                                                    ------------      ------------    ------------
Total Interest Expense                                 3,678,311         2,689,656         988,655
                                                    ------------      ------------    ------------
     Net Interest Income                               3,595,606         2,516,577       1,079,029
Provision for Loan Losses                                256,859           277,263         (20,404)
                                                    ------------      ------------    ------------
Net Interest Income After Provision
   for Loan Losses                                     3,338,747         2,239,314       1,099,433
                                                    ------------      ------------    ------------

Noninterest Income
   Gain (Loss) on Sale of Investment Securities            1,237            (5,572)          6,809
   Service Charges on Deposit Accounts                   256,394           246,191          10,203
   Other Income                                           30,836           236,077        (205,241)
                                                    ------------      ------------    ------------
Total Noninterest Income                                 288,467           476,696        (188,229)
                                                    ------------      ------------    ------------

Noninterest Expense
   Salaries and Employee Benefits                      1,368,079           991,921         376,158
   Occupancy Expense                                     450,116           340,903         109,213
   Data Processing Expense                               160,003           110,413          49,590
   FDIC Insurance Assessments                            479,605            89,916         389,689
   Other Expenses                                        682,505           564,150         118,355
                                                    ------------      ------------    ------------
Total Noninterest Expense                              3,140,308         2,097,303       1,043,005
                                                    ------------      ------------    ------------

Income  Before Income Taxes                              486,906           618,707        (131,801)
Income Tax (Expense) Benefit                            (178,321)         (249,532)         71,211
                                                    ------------      ------------    ------------
Net Income                                          $    308,585      $    369,175    $    (60,590)
                                                    ============      ============    ============
Net income per common share                         $       0.23      $       0.34
                                                    ============      ============

Weighted average number of
   common shares outstanding                           1,366,366         1,091,803
                                                    ============      ============



                                      (4)

                  KEY  FLORIDA BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET


                                                                        (Unaudited)
                                                                       September 30,
                                                                           1996
                                                                       -------------
ASSETS
     Cash and Due From Banks                                             6,719,111
     Federal Funds Sold                                                  7,256,117
     Securities Available for Sale                                      29,523,986
     Loans Receivable, Net                                             146,963,270
     Bank Premises and Equipment, Net                                    4,338,778
     Accrued Interest Receivable                                         1,232,166
     Other Real Estate Owned and Other Repossessed Assets                  497,328
     Federal Home Loan Bank Stock, at cost                                 500,000
     Loan Servicing Rights Acquired and Excess
        Servicing Fees Receivable                                          165,442
     Deferred Tax Asset, Net                                               207,000
     Prepaid Expenses and Other Assets                                   1,200,251
                                                                      ------------
TOTAL ASSETS                                                          $198,603,449
                                                                      ============
LIABILITIES
     Deposits
        Noninterest Bearing Deposits                                    14,162,983
        Interest Bearing Demand Deposits                                13,330,032
        Money Market Deposits                                           15,244,519
        Savings Deposits                                                17,369,453
        Time Deposits                                                  123,865,147
                                                                      ------------
     Total Deposits                                                    183,972,134
     Notes Payable                                                         149,294
     Accrued Interest Payable                                              443,330
     Amounts Due on Loans Serviced                                         104,819
     Accrued Expenses and Other Liabilities                                946,365
                                                                      ------------
TOTAL LIABILITIES                                                     $185,615,942

STOCKHOLDERS' EQUITY
     Preferred Stock-Variable Rate Cumulative Convertible,
         $.01 par value and $10 stated value, 1,000,000 shares
         authorized, 43,025 shares issued                                  430,250
     Common Stock, $.01 par value, 4,000,000 shares authorized,
         2,739,847 shares issued                                            27,400
     Additional Paid in Capital                                         11,284,742
     Unrealized Gain (Loss) on Securities                                 (155,245)
     Retained Earnings                                                   1,402,313
     Less: Treasury Stock at cost (94 shares of common stock and
      266 shares of preferred stock)                                        (1,953)
                                                                     -------------

TOTAL STOCKHOLDERS' EQUITY                                              12,987,507

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 198,603,449
                                                                     =============



                                      (5)

KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 1996

________________________________________________________________________________

                                             Preferred Stock            Common  Stock           Treasury  Stock         Additonal
                                           ------------------        -------------------     --------------------        Paid-in
                                           Shares      Amount        Shares       Amount     Shares       Amount         Capital
                                           ------      ------        ------       ------     ------       ------      ------------
Balance, January 1, 1996  (Unaudited)      43,025     $430,250      940,986      $  9,411     319        $(1,755)      $5,720,080
Preferred Dividends Paid
Change in unrealized gain (loss) on
     Securities Available for Sale

Common Stock Issued                                               1,798,861        17,989                               5,564,662
Purchase of Treasury Stock:
     Common Stock                                                                              24            (74)
     Preferred Stock                                                                           17           (124)
Net Income



                                           ------     --------    ---------      -------      ---        -------      -----------
BALANCE, September 30, 1996  (Unaudited)   43,025     $430,250    2,739,847      $27,400      360        $(1,953)     $11,284,742
                                           ======     ========    =========      =======      ===        =======      ===========


                                                                Retained
                                             Unrealized         Earnings
                                             Gain (Loss)      ( Accumulated
                                            on Securities       Deficit )          Total
                                            -------------     -------------      ----------
Balance, January 1, 1996  (Unaudited)       $ (14,866)         $(1,497,984)     $ 4,645,136
Preferred Dividends Paid                                           (30,107)         (30,107)
Change in unrealized gain (loss) on
     Securities Available for Sale           (140,379)                             (140,379)

Common Stock Issued                                              2,621,819        8,204,470
Purchase of Treasury Stock:
     Common Stock                                                                       (74)
     Preferred Stock                                                                   (124)
Net Income
                                                                   308,585          308,585


                                            ---------          -----------      -----------
BALANCE, September 30, 1996  (Unaudited)    $(155,245)         $ 1,402,313      $12,987,507
                                            =========          ===========      ===========






                                      (6)

                  KEY  FLORIDA BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                      AND
                             LIBERTY NATIONAL BANK
                            STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTH ENDED SEPTEMBER 30, 1995


                                                                                                        (Unaudited)
                                                                                             --------------------------------
                                                                                                   1996            1995
                                                                                                 --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                              $     308,585   $     369,175
     Adjustments to reconcile net income  to net cash
          provided by  operating activities:
     Depreciation and amortization                                                                 143,296          67,732
     Provision for possible loan losses                                                            256,859         277,263
     Net amortization/accretion of premium/discount on investment securities                         5,617          (3,729)
     Amortization of loan servicing rights and excess servicing fees                               142,965               0
     Net (gain) loss on sale of investment securities                                               (1,237)          5,572
     Net loss on sale of other real estate owned                                                    13,143               0
     Deferred income taxes                                                                         (24,000)         76,532
     Changes in assets and liabilities
     (Increase) decrease in accrued interest receivable                                           (722,425)       (261,858)
     (Increase) decrease in prepaid expenses and other assets                                      518,949          45,024
     Increase (decrease) in accrued interest payable                                               431,169         133,917
     Increase (decrease) in amounts due on loans serviced                                           79,560               0
     Increase (decrease) in accrued expense and other liabilities                                  826,027         213,575
                                                                                             -------------   -------------
NET  CASH PROVIDED BY  OPERATING ACTIVITIES                                                      1,978,508         923,203
                                                                                             -------------   -------------
CASH FLOWS  FROM INVESTING ACTIVITIES
     Proceeds from sale of investment securities                                                   501,237         494,029
     Proceeds from sale of Federal Home Loan Bank stock                                                  0
     Loan originations, net                                                                    (79,968,345)    (11,183,202)
     Proceeds from sale of loans                                                                         0
     Proceeds from sale of other real estate owned                                                 132,194          32,220
     Purchase of investment securities                                                         (30,690,885)    (10,746,688)
     Purchase from maturities and calls of investment securities                                10,942,972       5,488,167
     Purchase of core deposit intangible                                                          (975,000)
     Purchase of  bank premises and equipment                                                   (3,446,457)       (615,687)
     Recoveries of loans charged-off                                                                 1,688           1,621
                                                                                             -------------   -------------
NET CASH USED IN    INVESTING ACTIVITIES                                                      (103,502,596)    (16,529,540)
                                                                                             -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in noninterest-bearing deposits                                    11,570,338      (2,866,163)
     Net increase (decrease) in interest-bearing demand deposits                                 8,048,351         221,044
     Net increase (decrease) in money market deposits                                           11,534,183      (2,430,296)
     Net increase (decrease) in savings deposits                                                 5,494,146        (116,618)
     Net increase (decrease) in time deposits                                                   60,049,028      16,822,894
     Proceeds from Federal Home Loan Bank advances                                               3,000,000               0
     Repayment of Federal Home Loan Bank advances                                               (3,000,000)              0
     Repayment of note payable                                                                     (18,114)              0
     Cash dividends paid on preferred stock                                                        (30,107)              0
     Proceeds from issuance of common stock                                                      8,204,470          86,965
     Increase in Federal Funds Purchased                                                                 0       1,500,000
     Purchase of Treasury stock                                                                       (198)              0
                                                                                             -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      104,852,097      13,217,826
                                                                                             -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             3,328,009      (2,388,511)
CASH AND CASH EQUIVALENTS AT JANUARY 1                                                          10,647,219       6,277,180
                                                                                             -------------   -------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                                    $  13,975,228   $   3,888,669
                                                                                             =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Payments for Interest                                                              $   3,195,400   $   2,555,739
                                                                                             =============   =============
     Cash Payments for  Income Taxes                                                         $     199,372   $           0
                                                                                             =============   =============




                                      (7)

                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

BUSINESS ACTIVITY
Key Florida Bancorp, Inc. (the "Company") is a commercial bank holding company, incorporated under the laws of Florida. It is the parent company of its wholly-owned subsidiary, Liberty National Bank (the "Bank"), a national bank. The Bank is engaged in bank and bank-related activities. Liberty National Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest-rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest-rate spread, which is the difference between the average yield earned on its interest earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest - bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand.

Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate.

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 1996, the results of its operations for the nine months and the three months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months and the three months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.





                                      (8)

                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONTINUED

WEIGHTED AVERAGE SHARES OUTSTANDING
Net income per share of the Company's common stock was computed by dividing net income for the respective period by the weighted average number of shares of common stock outstanding, including common stock equivalents using the treasury stock method. Stock options issued to officers are considered common stock equivalents. Because there is no established public trading of the Company's common stock, the treasury stock method assumes that the Company purchased common stock at the Company's average book value during the respective periods. Because the preferred stock does not pass the yield test nor does the assumed exercise of stock options pass the 3% dilution test in accordance with Accounting Principles Board Opinion No. 15 the Company is deemed to have a simple capital structure and need only report primary earnings per share. For the nine months ended September 30, 1996 and 1995, weighted average number of shares of common stock and common stock equivalents outstanding was computed as follows:



                                                                                       1996          1995
                                                                                    ----------    ---------
                                                                                           (Unaudited)
Weighted average shares of common stock outstanding . . . . . . . . . . . . .       1,348,028      1,077,350

Common shares assumed outstanding to reflect the dilutive
   effect of Treasury common stock  . . . . . . . . . . . . . . . . . . . . .             (84)             0

Common shares assumed outstanding to reflect the dilutive
   effect of stock options to purchase common stock . . . . . . . . . . . . .          18,422         14,453
                                                                                    ---------      ---------

Weighted average number of shares of common stock
   and common stock equivalents outstanding . . . . . . . . . . . . . . . . .       1,366,366      1,091,803
                                                                                    =========      =========


ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS
Cash equivalents include cash, demand deposits due from banks and federal funds sold. Generally, federal funds sold mature within ninety days.





                                      (9)

                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2 - BUSINESS COMBINATION AND COMPARABILITY OF FINANCIAL STATEMENTS

Merger with Key Florida Bank, F.S.B.

On July 30, 1996, effective the close of business, the Company and the Bank closed the merger of Key Florida Bank, F.S.B. with and into the Bank. The Key Florida Bank, F.S.B./Liberty National Bank merger transaction has been accounted for under the purchase method of accounting. As a result of the merger the outstanding shares of the Bank were converted into an aggregate of 2,739,847 shares of Key Florida Bancorp, Inc. common stock. In connection with the merger, the bank recorded intangible assets, including a core deposit intangible in the amount of $975,000 which is being amortized over ten years in accordance with guidelines promulgated by the Office of the Comptroller of the Currency ("OCC").

Comparability of Financial Statements

Due to the aforementioned merger transaction the resultant change in control to Liberty National Bank shareholders, the operating results of Liberty
National Bank have been included in the Company's consolidated results of operations for the period (also the nine months and three months) ended
September 30, 1996.   At the time of the merger each share of Liberty National
Bank common stock was converted into 1.5 shares of the Company's common stock or a total of 1,798,861 shares (cash was paid in lieu of fractional shares). The shares of the Company's common stock issued and outstanding at the time of the merger remained unchanged as shares of Key Florida Bancorp, Inc. common stock, 940,986 shares. As previously mentioned, the conversion of Liberty National Bank's common shares plus the original issued and outstanding shares of the Company yielded an aggregate number of the Company's common shares issued of 2,739,847. Due to the number of shares of the Company's stock issued to Liberty National Bank shareholders in the merger, a change of control of the Company was deemed to have occurred. Because control changed to Liberty National Bank shareholders at merger the comparative financial statements presented for the preceding fiscal periods ended September 30, 1995 are those of Liberty National Bank.





                                      (10)

                  KEY  FLORIDA  BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - BUSINESS COMBINATION AND COMPARABILITY OF FINANCIAL STATEMENTS - CONCLUDED


Pro Forma Income Statements

Had the aforementioned business combination occurred at the beginning of each of the periods presented, the Company's pro forma unaudited results of operations would have been:

                                                  (Unaudited)
                                           For the Nine Months Ended
                                           -------------------------

                                 September 30, 1996           September 30, 1995
                                 ------------------           ------------------
Interest Income                     $11,075,721                  $10,176,315
Interest Expense                      6,266,796                    6,152,073
                                    -----------                  -----------
Net Interest Income                   4,808,925                    4,024,242
Provision for Loan Losses               253,141                      378,263
                                    -----------                  -----------
Net Interest Income After
     Provision for Loan Losses        4,555,784                    3,645,979
Noninterest Income                      695,391                      810,457
Noninterest Expense                  (4,502,786)                  (3,915,602)
                                    -----------                  -----------
Net Income Before Income Taxes          748,389                      540,834
Income Taxes                           (246,333)                     (69,532)
                                    -----------                  -----------
Net Income                          $   502,056                  $   471,302
                                    ===========                  ===========

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the merger occurred at the beginning of 1996 or 1995 or of the results which may occur in the future.





                                      (11)

                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SAIF SPECIAL ASSESSMENT

On September 30, 1996 the President of the United States signed the omnibus appropriations bill into law. This legislation is aimed at recapitalizing the Savings Association Insurance Fund (SAIF) through a one time special assessment on the insured deposits of SAIF member institutions. Though Liberty National Bank is a member of the Federal Deposit Insurance Corporation (FDIC) Bank Insurance Fund (BIF) it holds assessable deposits acquired in the merger with Key Florida Bank, F.S.B. and due to its participation in a Section 5
(d)(3) "Oakar" transaction is subject to the SAIF special assessment. Based upon the amount of assessable deposits held by the Bank at September 30, 1996 the calculated special assessment payable by the Bank to the FDIC is $400,150. Though the SAIF special assessment is not payable until November 27, 1996 the amount was determinable as of September 30, 1996 and is therefore recorded as a liability in the accompanying balance sheet at that date. In accordance with the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Topic No. D-47 the aforementioned liability was accrued when the legislation was enacted and a corresponding charge was reported as a component of operating income in the period that includes the enactment date. Per EITF Topic No. D-47 the charge to income was not reported as an extraordinary item.

NOTE 4 - CHANGE IN REPORTING YEAR

Though the Company's legal fiscal year for tax reporting purposes is a December 31 calendar year-end it has previously used September 30 as its financial statement reporting year-end. With the merger of Liberty National Bank with Key Florida Bank, F.S.B. the Company and the Bank will use a December 31 fiscal year-end for income tax reporting purposes and for preparation of its annual financial statements. Under rules of OCC, National Bank's (including the Bank) must use a calendar year fiscal year.

NOTE 5 - INCOME TAXES

Federal and state income taxes are provided on income reported for financial statement purposes and include both current and deferred income tax expense. Current income tax expense is recorded to reflect income taxes based upon the tax returns filed with the appropriate taxing agencies. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The change in deferred taxes attributable to the carrying value of investments categorized as "Available-for-Sale" is recognized as a change in stockholders' equity. The change in deferred income taxes attributable to all other timing differences is recognized as deferred income tax expense or benefit. The tax benefit related to operating loss and tax credit carryforwards, if any, are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized. Investment tax credits, if any, are accounted for using the flow-through method.



                                      (12)

                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - INCOME TAXES (CONCLUDED)

The Company files consolidated federal and state income tax returns with its subsidiary, Liberty National Bank. Federal and state income taxes are allocated between the Company and its subsidiary in proportion to the respective contributions in consolidated taxable income.



NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The major categories of loans included in the loan portfolio are:

                                                                     (Unaudited)
                                                                 September 30, 1996
                                                                 ------------------
         Commercial                                               $      20,140,727
         Real Estate                                                    122,095,347
         Installment loans                                                6,051,234
                                                                  -----------------
         Loans Receivable (Gross)                                 $     148,287,308
                                                                  =================

         Changes in the allowance for loan losses are summarized as follows:

                                                                     (Unaudited)
         Balance, January 1, 1996                                 $       1,320,124
          Provision charged to expense                                      256,859
          Recoveries of loans previously charged off                          1,688
                                                                  -----------------
                   Total Additions                                        1,578,671
          (Loans charged off)                                              (254,633)
                                                                  -----------------
         Balance, September 30, 1996                              $       1,324,038
                                                                  =================





                                      (13)

                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVESTMENTS

The carrying amounts of investment securities as shown on the 1996 balance sheet of the Bank and their approximate market value at September 30, 1996 were as follows;

                                                          September 30, 1996  Available-for-Sale
                                              ---------------------------------------------------------------------
                                                                       Gross               Gross
                                                 Amortized           Unrealized          Unrealized         Market
                                                   Cost                Gains               Losses           Value
                                              ---------------      --------------        ---------        ---------
U.S. Treasury Securities                       $  7,484,381           $  8,114            $  17,966      $ 7,474,529
U.S. Government Agencies                         17,380,575                505              195,925       17,185,155
Mortgage-Backed Securities                        4,207,120              9,919               33,309        4,183,730
Obligations of State and
    Political Subdivisions                          461,526              7,146                ---            468,672
                                               ------------           --------            ---------      -----------
Total Debt Securities                            29,533,602             25,684             247, 200       29,312,086
Equity Securities                                   711,900               ---                 ---            711,900
                                               ------------           --------            ---------      -----------
Total Securities                               $ 30,245,502           $ 25,684            $ 247,200      $30,023,986
                                               ============           ========            =========      ===========

The book value and approximate market value of investments at September 30, 1996, by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or repay obligations with or without prepayment penalties.

                                           Securities Available for Sale
                                           -----------------------------
                                  Amortized Cost                  Carrying (Market) Value
                                  --------------                  -----------------------
Due in one year or less           $   4,689,731                          $   5,127,889
Due from one year to five years      23,862,000                             23,683,310
Due from five to ten years              981,871                                500,887
Other                                   711,900                                711,900
                                  -------------                          -------------
                                  $  30,245,502                          $  30,023,986
                                  =============                          =============

Effective December 31, 1993, the Company adopted the investment categorizations and carrying value rules as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 (FASB No. 115), Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the unrealized gain or loss on investment securities available-for-sale, net of the applicable deferred income taxes, is shown as a separate component of stockholders' equity in the balance sheet. The following is a summary of the effects on the statement of stockholders' equity as of September 30, 1996:

                                                                              (Unaudited)
         Gross Unrealized Loss on Securities Available-for-Sale              $   (221,516)
         Deferred Income Tax Benefit on Unrealized Loss                            66,271
                                                                             ------------
         Net Decrease in Stockholders' Equity                                $   (155,245)
                                                                             ============

                                      (14)

                          KEY  FLORIDA  BANCORP,  INC.
              NOTES TO UNAUDITED CONSOLIDATE FINANCIAL STATEMENTS



NOTE 8 - PREMISES AND EQUIPMENT

A summary of premises and equipment at September 30, 1996 is as follows;


                                                                                    (Unaudited)
         Land                                                                     $    1,010,900
         Buildings                                                                     2,652,000
         Furniture, Fixtures and Equipment                                             2,051,085
                                                                                  --------------
                                                                                       5,713,985
         (Accumulated Depreciation)                                                   (1,375,207)
                                                                                  --------------
         Total Premises and Equipment                                             $    4,338,778
                                                                                  ==============


NOTE 9 - DEPOSITS

A summary of interest-bearing deposits at September 30, 1996 is as follows:

                                                                                    (Unaudited)
         Demand                                                                   $    28,574,551
         Savings                                                                       17,369,453
         Time                                                                         123,865,147
                                                                                  ---------------
         Total Interest-Bearing Accounts                                          $   169,809,151
                                                                                  ===============


NOTE 10 - STOCK OPTION PLAN

During 1991, the Bank adopted a Nonqualified Employee Stock Option Plan. Under the Plan, a committee designated by the Board of Directors is authorized to grant options to purchase up to 117,188 shares of common stock to officers and employees of the Bank. The committee administers the Plan and designates the optionee and all terms.

The option price per share with respect to each option shall be determined by the committee but will, in no instance, be less than $4.27 per share. As of September 30, 1996, the number of options outstanding totals 92,111. The options granted must be exercised by March 14, 2000.





                                      (15)

                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 11 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company adopted Financial Accounting Standards Board (SFAS) 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditor for Impairment of a Loan-income Recognition and Disclosures, on October 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, when it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Prior to October 1, 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The effect of the adoption of SFAS 114 was immaterial to the Company and, accordingly, no additional provision for credit losses was necessary for the nine-month period ended September 30, 1996.

NONACCRUAL LOANS - Generally, a loan (including a loan impaired under SFAS 114) is classified as Nonaccrual and the accrual of interest on such loan is discounted when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well collateralized. When a loan is placed on nonaccrual status, unpaid interest, credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.





                                      (16)

                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

The Company's loan portfolio by type of loan consisted of the following:

                                                              (Unaudited)
                                                           September 30, 1996
                                                           ------------------
         Commercial                                           $  20,140,727
         Commercial real estate                                  35,494,227
         Residential real estate                                 86,601,120
         Consumer loans                                           6,051,234
                                                              -------------
                                                              $ 148,287,308
         Allowance for loan losses                                1,324,038
                                                              -------------
                          Loans, net                          $ 146,963,270
                                                              =============

The adequacy of the allowance for loan losses is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the borrower's ability to repay interest and/or principal, the delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of principal and interest is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.



                                      (17)

                  KEY  FLORIDA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

An analysis of the allowance for loan losses for the nine months ended September 30, 1996 and 1995 is as follows:

                                                                         1996                     1995
                                                                    --------------            ------------
         Allowance at January 1                                     $   1,320,124             $   431,416
         Provision charged to operating expense                           256,859                 277,263
         Recovered on loans                                                 1,688                   1,876
         Loans charged-off                                               (254,633)                (85,555)
                                                                    -------------             -----------
         Balance at September 30                                    $   1,324,038             $   625,000
                                                                    =============             ===========

At September 30, 1996, the Bank had no loans which were considered impaired and had nonaccrual loans totaling approximately $1,413,219. Interest income which would have been recorded on these loans was insignificant.

The Company adopted SFAS 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" on October 1, 1995. SFAS 119 requires disclosures about derivative financial instruments--futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. SFAS 119 also amends existing requirements of SFAS 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and SFAS 107. SFAS 119 requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS 105 because they do not result in off-balance-sheet risk of accounting loss. It requires that a distinction be made between financial instruments held or issued for trading activities measured at fair value with gains and losses recognized in earnings and financial instruments held or issued for purposes other than trading. SFAS 119 relates only to disclosure issues and does not have a financial impact on the Company.

SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", issued by the FASB in March 1995, is effective for the Company for fiscal years beginning on or after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of that asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Management has determined that the impact, of SFAS
121 on the Company's financial statements as of September 30, 1996, is not material.


                                      (18)

                  KEY  FLORIDA BANCORP, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




NOTE  11 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONCLUDED)


In May 1995, the Financial Accounting Standards Board issued SFAS 122, "Accounting for Mortgage Servicing Rights," SFAS 122 requires companies that engage in mortgage banking activities to allocate the total cost of the mortgage loans it acquires or originates and then sells with servicing rights retained between the estimated fair value of the loans and the capitalized mortgage servicing rights, if practical. SFAS 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS applies prospectively to fiscal years beginning after December 15, 1995. The adoption of the provision of SFAS 122 is not expected to have a material impact on the financial position of the Company.

In October 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS 123 requires a fair value-based method of accounting for stock-based
compensation.   SFAS 123 is not expected to have a material impact on the
financial position or results of operations of the Company.

The FASB recently issued SFAS  125, "Accounting for Transfers and Servicing of
Financial  Assets and Extinguishments of Liabilities."   This Statement
provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement breaks new ground in resolving long-standing questions about whether transactions should be accounted for as secured borrowings or as sales. The approach that is used focuses on control. A company is required to recognize the financial and servicing assets that it controls and the liabilities that has incurred. The opposite result would occur when control of financial assets has been surrendered and liabilities extinguished. SFAS 125 applies prospectively to fiscal years beginning after December 15, 1996. No earlier or retroactive application is allowed. The adoption of the provisions of SFAS 125 is not expected to have material impact on the financial position of the Company.





                                      (19)

                  KEY FLORIDA BANCORP, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - PARENT COMPANY ONLY FINANCIAL STATEMENTS.

Condensed financial statements of Key Florida Bancorp, Inc. (Parent Company only) for the nine months ended September 30, 1996 are presented as follows;


                                      Condensed  Balance  Sheet
                                         September 30, 1996
                                      -------------------------
         ASSETS
           Cash                                                           $    281,425
           Investment in  wholly-owned subsidiary, at
             Equity in underlying assets                                    12,936,253
            Other assets                                                         1,608
                                                                          ------------
         Total assets                                                     $ 13,219,286
                                                                          ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Liabilities
             Notes  payable                                                    149,294
             Other liabilities                                                  82,485
                                                                          ------------
         Total liabilities                                                     231,779
                                                                          ------------

         Stockholders' Equity
             Preferred stock                                                   430,250
             Common stock                                                       27,400
             Additional paid-in capital                                     11,284,742
             Retained earnings                                               1,402,313
             (Treasury stock)                                                   (1,953)
             (Unrealized losses on certain securities)                        (155,245)
                                                                          ------------
         Total stockholder's equity                                         12,987,507
                                                                          ------------

         Total liabilities and stockholders' equity                       $ 13,219,286
                                                                          ============





                                      (20)

                  KEY FLORIDA BANCORP, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - PARENT COMPANY ONLY FINANCIAL STATMENTS (CONCLUDED)

                                      Condensed Statement of Income
                               For the Nine Months Ended September 30, 1996
                               --------------------------------------------
         INCOME
              Interest income                                                     $   2,476
                                                                                  ---------
         Total income                                                                 2,476
                                                                                  ---------

         EXPENSES
              Interest                                                                2,622
              Other expense                                                          28,050
                                                                                  ---------
         Total expense                                                               30,672
                                                                                  ---------
         Loss before equity in undistributed earnings
                 of subsidiary                                                      (28,196)
         Equity in undistributed income of subsidiary                               336,781
                                                                                  ---------
         Net income                                                               $ 308,585
                                                                                  =========


                                    Condensed Statement of Cash Flows
                               For the Nine Months Ended September 30, 1996
                               --------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                             $   308,585
         Adjustments to reconcile net income to net cash
              used in operating activities:
                 Income from subsidiary                                            (336,781)
                 Other                                                                  901
                                                                                -----------
         Net cash used in operating activities                                      (27,295)
                                                                                -----------
         Cash Flows from Investing Activities
         Additonal Investment in Subsidiary                                      (8,544,901)
                                                                                -----------
         Net cash used in investing activities                                   (8,544,901)
                                                                                -----------
         Cash flows from financing activities
               Repayments on notes payable                                          (18,114)
               Cash dividends paid on preferred stock                               (30,107)
               Purchase of treasury stock                                              (198)
               Proceeds from issuance of common stock                             8,541,252
                                                                                -----------
         Net cash provided by financing activities                                8,492,833
                                                                                -----------
         Decrease in cash                                                           (79,363)
         Cash, January 1                                                            360,788
                                                                                -----------
         Cash, September 30                                                     $   281,425
                                                                                ===========




                                      (21)

                           KEY  FLORIDA BANCORP, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the third quarter of fiscal 1996 ending September 30, 1996 subsequent to the merger of the Company's former subsidiary Key Florida Bank, F.S.B. with and into Liberty National Bank. Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at September 30, 1996, and the results of operations of the Company and for Liberty National Bank for the nine months and for the three months ended September 30, 1996 and 1995, respectively. This discussion should be read in conjunction with the unaudited consolidated financial statements and related unaudited footnotes of the Company presented elsewhere within.

General

The Company's principal asset is its ownership of a controlling interest in Liberty National Bank ("the Bank"). Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts commercial business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a less extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and income from the sale of loans and investment securities. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Management's discussion and analysis of earnings and related financial data are presented herein to assist in an understanding of the financial condition of the Company at, and results of operations of the Company for, the nine months ended September 30, 1996.

Recent Developments

Effective the close of business on July 30, 1996, the Company and the Bank closed the Merger of Key Florida Bank, F.S.B. ("KFB") with and into the Bank. In the KFB/Bank merger, the outstanding shares of Bank common stock were converted into an aggregate of 2,739,847 shares of the Company's common stock. At October 31, 1996, the Company elected to change its fiscal reporting year to December 31, to correspond to the requirements for financial reporting for national banks issued by the Office of the Comptroller of the Currency, see
Note 4 to the unaudited consolidated financial statments.


                                      (22)

                           KEY FLORIDA BANCORP, INC.

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

The Company's principal source of funds are those generated by the Bank, including net increases in deposits, principal and interest payments on loans and proceeds from sales and maturities of investment and mortgage-backed securities.

The Bank has numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit at other financial institutions, a line of credit with the Federal Home Loan Bank, the sale of securities from its available-for-sale portfolio, whole loan sales and growth in its core deposit base. As a member of the Federal Home Loan Bank system, the Bank has the ability to borrow on a secured basis utilizing mortgage related loans and securities as collateral. At September 30, 1996 the Bank had no advances with the Federal Home Loan Bank. The Bank also had an available line of credit of $10 million.

The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency, such as federal funds sold and United States securities and
securities guaranteed by the United States.   At September 30, 1996, the
Company had a liquidity ratio  of 9.3%.

Liquidity, as measured in the form of cash and cash equivalents, totaled $13,975,228 at September 30, 1996. At September 30, 1995, cash and cash equivalents totaled $3,888,669, an increase of 259% from September 30, 1995 to September 30, 1996. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments occurring in the Bank's investment securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing (primarily in loans and securities) and from financing (primarily through deposit generation and short-term borrowings) are in excess of cash flows from operations. For the nine months ended September 30, 1996, the cash flow from operations of $1,978,508 was higher than the same period 1995. Cash flows from investing activities primarily reflect the net increase in loans and investments due to the merger with Key Florida Bank, F.S.B. The cash flows from financing activities at September 30, 1996 reflect the increase in deposits acquired in the merger with Key Florida Bank, F.S.B.



                                      (23)

                          KEY  FLORIDA  BANCORP, INC.

Liquidity Management - Continued

The future cash requirements of the Bank are affected by the purchase of a seventh branch location, the payment of the one time SAIF Special assessment and the purchase of additional property in Bradenton contiguous to the Bank's Manatee Avenue branch. The cash requirements will be approximately $1,070,000 which will be met through the maturity of investments of $1,050,000 in November 1996, the seasonal influx of deposits, the new deposits anticipated with the opening of the seventh branch location (subject to regulatory approval) and the proceeds from the sale of the Bank's lending office also located on Manatee Aveunue.

Capital Resources

As mentioned previously, the Bank's principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales and maturities of investment and mortgage-backed securities. The Bank uses its capital resources primarily to fund existing and continuing loan commitments and to purchase investment and mortgage-backed securities. At September 30, 1996 and 1995, the Bank had commitments to originate loans totaling $17,685,000 and $9,233,000, respectively, and had issued but unused standby letters of credit of $519,000 and $160,300, respectively. Scheduled maturities of certificates of deposit during the twelve months following September 30, 1996 and 1995, totaled $88 million and $33 million, respectively. In addition to the Bank's aforementioned commitment for the purchase of a seventh branch location (subject to regulatory approval), the payment of the one-time SAIF special assessment and the purchase of the Manatee Avenue property it has also committed to the capital expenditures necessary to upgrade its computer and data processing systems. Though slightly more than half of the projected $400,000 cost has been expended, these expenditures will enable the bank to upgrade and convert its existing data processing system to a new more innovative technology in order to stay competitive. The data processing capital expenditure will be amortized over the normal useful lives of the different components based on generally accepted accounting principles. Management believes that the Bank has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired it, can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

The Federal Reserve Board's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies and banks.

Based upon their respective regulatory capital ratios at September 30, 1996 both the Company and the Bank are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of the Bank and the minimum regulatory guidelines (all three regulatory capital ratios) at both September 30, 1996 and 1995.


                                      (24)

                           KEY FLORIDA BANCORP, INC.

Capital Resources - Continued

                                                        Actual Ratios
                                             ----------------------------------------             FRB Minimum
                                             September 30,               September 30,            Regulatory
                                                 1996                        1995                 Guidelines
                                              ----------                    -------                --------

Risk Based Ratios
    Tier 1 Capital to risk-weighted assets       9.21%                       11.15%                  4.0%
    Total Equity Capital to risk-weighted
         assets                                 10.23%                       11.01%                  8.0%
    Tier 1 Capital to total average assets-
         leverage ratio                          6.69%                        7.92%                  3.0%

The following were the essential components of the Bank's risk-based capital ratios (in thousands):

                                             September 30,       September 30,
                                                 1996                 1995
                                             -------------       -------------
Tier 1 Capital
     Common Stock                            $   4,797               $ 4,797
     Additional Paid-in Capital                  7,014                 1,751
     Retained Earnings                           1,201                   672
     Intangible assets                          (1,123)                    0
                                             ---------               -------
         Total Tier 1 Capital                   11,889                 7,220
                                             ---------               -------
Tier 2 Capital
     Allowance for loan losses, as limited       1,324                   625
                                             ---------               -------
      Total Tier 2 Capital                       1,324                   625
                                             ---------               -------
Total risk-based Capital                        13,213                 7,845
                                             =========               =======
Risk-weighted  Assets                        $ 130,962               $64,729
                                             =========               =======


During the nine months ended September 30,1996 and 1995, the Bank's Tier 1 Capital ratio declined by 194 points and the Total Capital ratio declined by 78 basis points. Though additional paid-in capital and retained earnings increased as a result of the merger, the riskweighted assets doubled which resulted in the decrease of the Tier 1 and Total Capital ratios. The increase in intangible assets (primarily the core deposit intangible and the mortgage servicing rights) caused a decrease in the Tier 1 Capital. The Bank's total risk-weighted assets at September 30, 1996 were approximately $66,0000 higher than at year-end 1995.




                                      (25)

                           KEY FLORIDA BANCORP, INC.



ITEM 2 - CONTINUED

RESULTS OF OPERATIONS
Nine months ended September 30, 1996, compared to nine months ended September 30, 1995

General

The Company's net income was $308,585 or $.23 per share for the nine months ended September 30, 1996 as compared to the Bank's net income of $369,175, or $.34 per share for the nine months ended September 30, 1995, or a decrease of $60,590 or 16.4%. Refer to Note 2, "ProForma Income Statement" for view of results of operations if the merger had occurred at the beginning of each of the periods presented. The Company's income before taxes on income was $486,906 for the nine months ended September 30, 1996, as compared to $618,707 for the Bank for the nine months ended September 30, 1995, or a decrease of $131,801, or 27.1%. The primary reason for the decrease in income before income taxes and net income for the nine months ended September 30, 1996 and 1995 is the accrual for the $400,150 SAIF Special Assessment at September 30, 1996 which is discussed in Note 3 of the accompanying notes to unaudited consolidated financial statements. The effect of the SAIF Special Assessment was a charge to operating income of $400,150. Had the SAIF Special Assessment not been incurred at September 30, 1996 the income before income taxes would have been $887,056, a $268,349 increase, or 43.4%, over the nine months ended September 30, 1995. The effect on net income had the SAIF Special Assessment not occurred, would have been an increase of $260,100 over the net income reported at September 30, 1995, or an increase of $199,510 over the nine months ended September 30, 1995. Net of the effect of the SAIF Special Assessment, the improvement in income before income taxes was the result of a higher volume of net interest-earning assets acquired in the merger with Key Florida Bank, F.S.B. Although the Bank experienced an interest rate spread decline during 1995, the Bank has been successful in reversing this trend through the first nine months of 1996 as the interest rate spread has increased from 3.44% through September 30, 1995 to 3.91% at September 30, 1996. The primary reason for this improvement is related to an improvement in the cost of funds the Bank is incurring. Management anticipates this trend to continue for the next twelve months as deposits acquired from Key Florida Bank, F.S.B. of approximately $11 million at a weighted average rate exceeding 6.6% will mature and be replaced by lower rate time deposits. The average yield on loans decreased 103 basis points from September 30, 1995 to September 30, 1996. This is due to the acquisition of the loan portfolio of Key Florida Bank, F.S.B. which was composed primarily of residential real estate loans that typically have a lower yield than commercial loans. However, the addition of this large residential real estate portfolio to the overall Bank loan portfolio brings a measure of increased asset quality. Another reason management anticipates the interest rate spread may continue its improvement is that the Bank has increased its loans to deposits ratio from 74.7% at December 31, 1995 to 79.7% at September 30, 1996.

The Bank plans on continuing to lower its cost on interest-bearing liabilities during 1996 by repricing its deposit mix.

                                     (26)

                           KEY FLORIDA BANCORP, INC.




ITEM 2 - CONTINUED

RESULTS OF  OPERATIONS (CONTINUED)

General (Continued)

The following table shows selected ratios for the periods ended:

                                                              For the Nine Months Ended September 30,
                                                              ---------------------------------------
                                                                1996                    1995
                                                                ----                    ----

Average equity as a percentage of average assets                7.18%                  8.06%
Equity to total assets at end of period                         6.47%                  7.60%
Return on average assets                                         .26%                   .42%
Return on average equity                                        3.60%                  5.16%
Noninterest expense to average assets                           3.19%                  3.15%
Interest income to average earnings assets                      6.02%                  8.44%
Interest expense to average interest-bearing liabilities        3.09%                  3.78%
Net interest margin                                             3.97%                  2.56%





As previously discussed, the income of Key Florida Bank, F.S.B. for the period January 1, 1996 through July 30, 1996, which was approximately $185,000, was closed to retained earnings and acquired by the Bank on July 30, 1996. Therefore, the net income amount used to calculate return on average assets and return on average equity does not include the aforementioned Key Florida Bank, F.S.B. net income through July 30, 1996.












                                      (27)

                           KEY FLORIDA BANCORP, INC.
ITEM 2 - CONTINUED
RESULTS OF OPERATIONS (CONTINUED)

General (Continued)

The following tables set forth for the periods indicated, information regarding
(I) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest rate spread; and (v) net interest margin.

                                                         Nine Months Ended September 30,
                                        ----------------------------------------------------------------
                                                     1996                             1995
                                        ----------------------------------------------------------------
                                                               (Dollars in thousands)
                                                   Interest    Average               Interest    Average
                                        Average       and       Yield/     Average     and        Yield/
                                        Balance    Dividends    Rate       Balance  Dividends     Rate
                                        -------    ---------    ----       -------  ---------     ----
Interest-earning assets:
   Loans(1)                            $ 95,023    $6,196      8.69%       $94,790   $3,995      9.72%
   Investment and mortgage
        backed securities                22,764       941      5.51%        24,706    1,086      5.86%
    Other interest-earning assets(2)      2,999       137      6.09%         2,687      125      6.20%
                                       --------    ------      ----        -------   ------      ----
       Total interest-earning assets   $120,786    $7,274      8.03%       $82,183   $5,206      8.44%

     Noninterest-earning assets           9,410                              6,482
                                       --------                            -------
     Total assets                      $130,196                            $88,665
                                       ========                            =======

Interest-bearing liabilities:
     Demand, money market and
          NOW deposits                 $ 18,124    $  358      2.63%       $12,338   $  293      3.16%
     Savings                              8,615       240      3.71%         4,000       84      2.80%
     Certificates of deposit             81,091     3,061      5.03%        55,327    2,313      5.57%
     Other borrowings                  $  1,123    $   19      2.25%       $     0        0         0%
                                       --------    ------      ----        -------   ------      ----
        Total interest-bearing
            liabilities                $108,953    $3,678      4.12%       $71,665   $2,690      5.00%
                                       --------    ------      ----        -------   ------      ----

     Noninterest-bearing liabilities     11,892                              9,852

     Stockholders' equity                 9,351                              7,148
                                       --------                            -------

          Total Liabilities and
               Stockholders' equity    $130,196                            $88,665
                                       ========                            =======

Net interest/dividend income                       $3,596                             $2,516
                                                   ======                            ======

Interest-rate spread(3)                                        3.91%                             3.44%
                                                               ====                              ====

Net interest margin(4)                                         3.97%                             4.08%
                                                               ====                              ====

Ratio of average interest-earning
      assets to average interest-
      bearing liabilities                  1.02%                              1.15%
                                       ========                            =======


-------------------------------------
(1) Includes nonaccrual loans.
(2) Includes interest-bearing deposits on other banks and federal funds sold
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.


                                     (28)

                           KEY FLORIDA BANCORP, INC.



ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

Net interest income

Net interest income, which constitutes the principal source of income for the Bank, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts ("NOW accounts"), savings, deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

                                                            Nine Months Ended September 30,
                                                                1996  Compared to  1995
                                                                 (Dollars in thousands)
                                                   ---------------------------------------------------
                                                   Rate                  Volume                  Total
                                                   ----                  ------                  -----
Interest-earning assets:
         Loans                                    $(278)                 $2,479                 $2,201
         Investment and mortgage-backed
             securities                             (63)                    (82)                  (145)
         Other interest-earning assets               (2)                     14                     12
                                                  -----                  ------                 ------
                  Total                            (343)                  2,411                  2,068
                                                  -----                  ------                 ------
Interest-bearing liabilities:
         Demand money market and
             NOW deposits                           (17)                     82                     65
         Savings                                     34                     122                    156
         Certificates of Deposit                   (129)                    877                    748
            Other borrowings                          0                      19                     19
                                                  -----                  ------                 ------
                  Total                            (112)                  1,110                    988
                                                  -----                  ------                 ------
Net change in net interest income                $ (231)                 $1,311                 $1,080
                                                 ======                  ======                 ======







                                      (29)

                           KEY FLORIDA BANCORP, INC.


ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

Net interest income (Continued)

The Company's net interest was $3,595,606 for the nine months ended September 30, 1996 compared with $2,516,577 for the Bank for the nine months ended September 30, 1995, or an increase of $1,079,029 or 43%. The Company's net interest income was $2,480,186 for the quarter ended September 30, 1996 compared with $826,881 for the Bank for the quarter ended September 30, 1995, or an increase of $1,653,305, or 200%. These increases in net interest income resulted primarily from the increase in the loan portfolio due to the merger with Key Florida Bank, F.S.B. The 73% volume increase in the average balance of the loan portfolio for the first nine months of 1996 as compared to the first nine months of 1995 resulted in a 55% increase in loan interest income. Though there was a 10.5% decrease in the average yield on loans for the nine months ended September 30, 1996 versus the nine months ended September 30, 1995 due to the aforementioned addition of Key Florida Bank, F.S.B.'s residential real estate loan portfolio, the increase in the loan portfolio volume drove the 55% increase in loan interest income. There was also a decrease in the loan rate environment during this time period which also caused the decrease in the average yield on loans. As the above rate/volume variance table indicates, to a lesser extent, other interest-earning assets, which includes interest-bearing deposits on other banks and federal funds sold, accounted for a small portion of the increase in interest income. Though there was a 2% decline in the average yield on other interest-earning assets for the nine months ended September 30, 1996 compared with the same period of 1995, there was a 12% increase in the average balance during the same time period resulting in a 9.6% increase in interest income from other interest-earning assets. The 36.7% volume increase in interest expense for the first nine months of 1996 compared with 1995 was primarily a result of a 66% increase in average balances of interest-bearing liabilities for the same periods coupled with a 17.6% decrease in the average rate paid on the interest-bearing liabilities. Again, the large increase in average balances of the interest-bearing liabilities during the first nine months of 1996 can be attributed to the merger with Key Florida Bank, F.S.B. on July 30, 1996 and the subsequent increase in deposits of $13 million created the ability to enjoy certain economies of scale subsequent to the merger. The merger transaction created the ability for the Bank to be more competitive in attracting deposit relationships within its market area. The interest rates paid on interest-bearing liabilities decreased 88 basis points from September 30, 1995 to September 30, 1996 as the Bank paid lower rates primarily on time deposits and demand, money market and NOW deposits. As previously discussed, management expects the average interest rates paid to decrease further over the next twelve months as approximately $11 million in time deposits with an average rate exceeding 6.6% mature and are replaced by lower rate time deposits.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. During the nine months ended September 30, 1996, the provision for loan losses was $256,859, as compared to $277,263 during the nine months ended September 30, 1995, or a decrease of $20,404, or 8%. This decreased provision for loan losses was primarily in recognition of


                                     (30)

                           KEY FLORIDA BANCORP, INC.



ITEM 2 - CONTINUED

RESULTS OF OPERATION (CONTINUED)

Provision for Loan Losses (Concluded)

the merger of the Liberty National Bank loan loss reserve with the loan loss reserve of Key Florida Bank, F.S.B. and management's recognition of the increased asset quality in the former Key Florida Bank, F.S.B. loan portfolio. See "---Financial Condition---Allowance for Loan Losses". As of September 30, 1996, the allowance for loan losses was 0.89% of total loans outstanding.

Noninterest Income

Noninterest income is composed primarily of service charges and fees but also includes gains or losses on the sale of loans, gains or losses on the disposition of bank premises and equipment, gain or losses on the sale of other real estate owned and the gain or loss on the sale of investment securities. During the nine months ended September 30, 1996, noninterest income was $288,467 as compared to $476,696 during the nine months ended September 30, 1995 or a decrease of $188,229, or 39.5%. This decrease was primarily attributable to a legal settlement of $130,581 being received during the nine months ended September 30, 1995.

Noninterest Expenses

During the nine months ended September 30, 1996, noninterest expenses were $3,140,308 as compared to $2,097,303 during the nine months ended September 30, 1996, or an increase of $1,043,005 or 50%. The following sets forth additional information on certain other expenses categories which had significant changes.

Compensation and benefits increased $376,158 or 38% to $1,368,079 during the nine months ended September 30, 1996 from $991,921 during the nine months ended September 30, 1995. This increase is primarily due to the merger of the Bank with Key Florida Bank, F.S.B. on July 30, 1996. Prior to the merger of the two financial institutions, the number of full time equivalent employees at the Bank had averaged 44. Since the merger transaction occurred, the average number of full time equivalent employees is approximately 82. Prior to the merger with Key Florida Bank, F.S.B., the compensation and benefits expense averaged $126,800 monthly. Subsequent to the merger, the compensation and benefits expense average $194,000 monthly. Also, thirty days prior to the merger of the two institutions, the Bank hired a Chief Financial Officer to oversee the financial and regulatory reporting for the Company.

Occupancy expenses increased $109,213 or 32% to $450,116 during the nine months ended September 30, 1996 from $340,903 during the nine months ended September 30, 1995. This increase is also attributable to the merger with Key Florida, F.S.B. The Bank had three branch





                                      (31)

                           KEY FLORIDA BANCORP, INC.




ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expenses (Concluded)

offices prior to the merger transaction and acquired the three branch offices of Key Florida Bank, F.S.B. Prior to the merger of the two institutions, the utilities expense had been averaging $5,100 monthly whereas subsequent to the merger utilities expenses are averaging $9,850 per month. For the nine months ended September 30, 1996 utilities expense was $55,593 as compared with $36,192 for the nine months ended September 30, 1995. Building maintenance costs for the nine months ended September 30, 1996 were $126,644 an increase of $39,517 over the $87,127 for the same period of 1995. The depreciation on buildings expense for the nine months ended September 30, 1996 was $127,046 compared to $62,032 for the comparable period of 1995. The depreciation on buildings increase of $65,014 is not only attributable to the addition of three branches in the merger with Key Florida Bank, F.S.B. but also due to the April 1996 opening of the Bank's University Parkway branch.

Data processing expenses increased $49,590 or 45% to $160,003 during the nine months ended September 30, 1996 from $110,413 during the nine months ended September 30, 1995. This increase was the result of the merger transaction with Key Florida Bank, F.S.B. and the payments to two service providers subsequent to the merger as each bank was using a different data processing service bureau. The Bank is scheduled to convert its data processing systems to one service bureau in October 1996 and the dual expense incurred since the July 30, 1996 merger occurred should be eliminated.

FDIC insurance assessments increased $389,689, or 433%, to $479,605 during the nine months ended September 30, 1996 from $89,916 during the nine months ended September 30, 1995. As explained in Note 3 -SAIF Special Assessment, the bank incurred a one time charge to operations of $400,150 which was accrued in the third quarter of 1996 for its share of "Oakar" deposits held due to the merger with Key Florida Bank, F.S.B. The Bank was assessed its share of the cost necessary to recapitalize the SAIF fund.

Other expenses were $682,505 for the nine months ended September 30, 1996, as compared to $564,150 during the nine months ended September 30, 1995, or an increase of $118,355, or 21%. The increase in other expenses was primarily due to the opening of the University Parkway Office. The increases were partially offset by a decrease of $80,244 in legal and professional fees.










                                      (32)

                           KEY FLORIDA BANCORP, INC.







ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

Taxes on Income

During the nine months ended September 30, 1996 and 1995, the Company and the Bank recorded taxes on income of $178,321 and $249,532, repectively, reflecting effective income tax rates of 36.62% in 1996 and 40.33% in 1995. This decrease in the effective income tax rate was primarily due to: (i) the decrease in merger costs which are not tax deductible; (ii) the increase in the credit against Florida income taxes for prior year's Florida intangible taxes; and
(iii) the addition of the allowable portion of the net operating loss carryforward acquired from Key Florida Bank, F.S.B.

Three months ended September 30, 1996, compared to three months ended September 30, 1995.

General

Net loss for the quarter ended September 30, 1996 was $13,918, or $.01 per share, compared to net earnings of $866, or $0 per share per share, for the quarter ended September 30, 1995. The decrease in net earnings was primarily due to the one time SAIF special assessment of $400,150, see Note 3 to the unaudited consolidated financial statements. Contributing to the loss for the quarter ended September 30, 1996 was that the earnings of Key Florida Bank, F.S.B., of approximately $30,000, for the period July 1, 1996 to July 30, 1996 were included in retained earnings and acquired by the Bank in the merger transaction. The increase in interest income resulted from increases in average loans outstanding, investments and mortgage-backed securities and other interest-earning assets.

The following tables set forth for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilites and resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin.















                                     (33)

                           KEY FLORIDA BANCORP, INC.

ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

General (Continued)

                                                                  Three Months Ended September 30,
                                               -----------------------------------------------------------------------
                                                               1996                              1995
                                               -----------------------------------------------------------------------
                                                                      (Dollars in thousands)
                                                              Interest     Average              Interest       Average
                                                Average         and         Yield/    Average      and          Yield/
                                               Balance       Dividends       Rate     Balance   Dividends        Rate
                                               -------       ---------     -------    -------   ---------      -------
(Dollars in thousands)
Interest-earning assets:
    Loans(1)                                   $128,656       $  2,774       6.47%   $ 59,367   $  1,387        7.00%
    Investment and mortgage
         backed securities                       27,082            380       4.21%     26,441        409        4.64%
    Other interest-earning assets(2)              2,866             55       5.75%      1,187         30        7.58%
                                               --------       --------       ----    --------   --------       -----
         Total interest-earning assets         $158,604       $  3,209       6.07%   $ 86,995   $  1,826        6.30%

     Noninterest-earning asset                   12,877                                 6,737
                                               --------                              --------
         Total assets                         $ 170,929                              $ 93,732
                                              =========                              ========
Interest-bearing liabilities:
    Demand, money market and
          NOW deposits                        $  23,753        $   166       2.09%   $ 13,855   $    106        2.29%
    Savings                                      13,789            175       3.81%      3,996         28        2.10%
    Certificates of deposit                     104,752          1,328       3.80%     58,166        865        4.46%
    Other borrowings                              1,677             16       2.86%          0          0           0%
                                               --------       --------       ----    --------   --------       -----
           Total interest-bearing
            liabilities                       $ 143,971        $ 1,685       3.51%   $ 76,017   $    999        3.94%
                                               --------       --------       ----    --------   --------       -----
    Noninterest-bearing liabilities              15,283                                10,362

    Stockholders' equity                         11,675                                 7,353
                                               --------                              --------
         Total  Liabilities and
            Stockholders' equity              $ 170,929                              $ 93,732
                                              =========                              ========
Net interest/dividend income                                   $ 1,524                          $    827
                                                               =======                          ========
Interest-rate spread(3)                                                      2.56%                              2.36%
                                                                             ====                               ====
Net interest margin(4)                                                       2.88%                              2.85%
                                                                             ====                               ====
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                           1.10%                                 1.14%
                                                   ====                                  ====

------------------
(1) Includes nonaccrual loans
(2) Includes interest-bearing deposits on other banks and federal funds sold.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.


                                     (34)

                           KEY FLORIDA BANCORP, INC.




ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

Interest Income and Expense

Interest income increased by $2,240,293 from $1,825,994 for the quarter ended September 30, 1995 to $4,006,287 for the quarter ended September 30, 1996. Interest income on loans increased $2,003,672 due to the increase in the Bank's loan portfolio which was directly attributed to the merger with Key Florida Bank, F.S.B. The loan portfolio continued to grow subsequent to the merger reflecting the continued strong demand in the local area in addition to the Bank's merger growth. The decrease in the weighted average yield on loans was the result of the acquisition of the Key Florida Bank, F.S.B. loan portfolio which consists predominantly of residential real estate loans which are typically at lower interest rates than similar sized commercial loans. Interest on investment and mortgage-backed securities decreased $28,506 due to a decrease in the average yield on investment and mortgage-backed securities from 4.64% at September 30, 1995 to 4.21% at September 30, 1996.

Interest expense increased to $1,685,331 for the quarter ended September 30, 1996, from $999,113 for the third quarter of 1995 an increase of $686,218, or 68.7%. Interest on deposit accounts increased because of an increase in the average balance of deposit accounts outstanding from $76 million for the third quarter of 1995 to $142.3 million for the third quarter of 1996. During the third quarter of 1996 and 1995 the weighted average rate paid on deposit accounts decreased from 3.94% to 3.51%, respectively. There was a change in the deposit mix in the third quarter of 1996 with certificates of deposit comprising 73.6% of the total average balance of deposits compared to 76.5% of the total average balance of deposits for the same quarter of 1995. This decrease was primarily due to the acquisition of the total deposit base of Key Florida Bank, F.S.B. coupled with market demands caused by increased marketing activities for deposits by several large banks in the banks market area.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. There was a decrease in the provision from $167,263 for the quarter ended September 30, 1995 to $61,859 for the quarter ended September 30, 1996. The decrease in the provision was primarily due to the addition of the allowance for loan losses of Key Florida Bank, F.S.B. in the merger. Management believes that the allowance at September 30, 1996 was adequate.





                                     (35)

                           KEY FLORIDA BANCORP, INC.



ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONCLUDED)

Noninterest Income

Total noninterest income increased by $37,982 for the quarter ended September 30, 1996 compared to 1995 principally due to an increase in FASB fees on loans, and an increase in service charges on deposits caused by the increase in deposit accounts from the acquisition of the deposit accounts of Key Florida Bank, F.S.B.

Noninterest Expense

Total noninterest expense increased by $283,940 to $1,998,711 for the quarter ended September 30, 1996 from $714,771 for the quarter ended September 30, 1995, primarily due to the increases in salaries and employee benefits of $449,626 and, due to the Bank's acquisition of "Oakar" deposits under Section 5(d)(3), there was an increase in FDIC insurance premiums and assessments of $347,047. The increase in salaries and employee benefits was caused by the merger with Key Florida Bank, F.S.B. which effectively doubled the number of full-time equivlent employees and the number of branch locations. Refer to Note 3 of the accompanying notes to unaudited financial statements for an explanation of the SAIF Special Assessment which caused the increase in FDIC insurance premiums.

ASSET/LIABILITY MANAGEMENT

A principal objective of the Bank's asset/liability management strategy is to minimize it's exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is monitored by an Asset and Liability Committee (the "ALCO Committee") which establishes policies and monitors results to control interest rate sensitivity.

Management evaluates interest-rate-risk and then formulates guidelines regarding asset generation and repricing funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses computer models prepared by a third party to measure the Bank's interest rate sensitivity. From these reports, the ALCO Committee can estimate the net income effect of various interest rate scenarios.

As a part of the Bank's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate sensitive" and monitors the Bank's interest rate sensitivity "gap." An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates a negative gap would tend to adversely

                                      (36)

                           KEY FLORIDA BANCORP, INC.



ITEM 2 - CONTINUED


ASSET/LIABILITY MANAGEMENT (CONTINUED)

affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

The ALCO Committee's policy is to maintain a cumulative one-year gap which falls in the range of (5%) to 10% of total assets. Management attempts to conform to this policy by managing the maturity distribution of its investment portfolio and emphasizing origination's and purchases of adjustable rate loans, and by managing the product mix and maturity of its deposit accounts.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal(of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a quarterly basis, the maturity and repricing of assets and liabilities.

The Bank's cumulative nine month gap at September 30, 1996 was a positive 7.08% which was within the target range established by the ALCO Committee. Management believes that the foregoing interest rate sensitivity analysis does not take into account the potential impact of prepayments on fixed rate loans (which would tend to mitigate the effect of a negative gap). Also, management believes the analysis assumes all NOW and statement savings accounts will reprice immediately, although management considers at least a portion of such accounts to be "core deposits" which management believes would not reprice in direct response to changes in market interest rates, and therefore would tend to mitigate the effect of a negative gap.


                                      (37)

                           KEY FLORIDA BANCORP, INC.

ITEM 2 - CONTINUED

ASSETS/LIABILITY MANAGEMENT (CONCLUDED)

Principal among the Bank's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce the Bank's exposure during periods of fluctuating interest rates. Management believes that the type and amount of the Bank's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on the Bank's net interest income. The Bank seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. The Bank's demand, money market, and NOW deposit accounts, approximated l5.5% total deposits at September 30, 1996. These accounts bore a weighted average rate of 2.09% and 2.63% during the three months ended September 30, 1996, and during the nine months ended September 30, 1996, respectively. Management anticipates that these accounts will continue to comprise a significant portion of the Bank's total deposit base. At September 30, 1996, 8.67% of total assets consisted of cash and cash equivalents and short-term investment securities. The Bank also maintains a "floor", or minimum rate, on certain of its floating or prime based loans. These floors allow the Bank to continue to earn a higher rate when the floating rate falls below the established floor rate.

The following tables sets forth certain information relating to Bank's interest-earning assets and interest-bearing liabilities at September 30, 1996 that were estimated to mature or were scheduled to reprice within the period shown.

                                                 (Dollars in thousands)
                                         0-3         4-12       More than
                                        Months      Months       One Year     Total
                                        ------      ------       --------     -----
Loans receivable:(1)
     Adjustable-rate                   $ 28,763     $ 56,705     $12,639    $ 98,107
     Fixed-rate                             637        4,807      43,402      48,846
                                       --------     --------     -------    --------
         Total loans                     29,400       61,512      56,041     146,953

Federal funds sold                        7,256            0           0       7,256
Investment and mortgage-backed
     securities (2)                       3,256        4,070      22,629      29,955
                                       --------     --------     -------    --------
         Total rate-sensitive assets   $ 39,912     $ 65,582     $78,670    $184,164
                                       ========     ========     =======    ========
Deposit accounts -
     Money market deposits               15,245            0           0      15,245
     NOW and savings deposits            30,980            0           0      30,980
     Certificates of deposit             20,798       67,580      35,487     123,865
                                       --------     --------     -------    --------

         Total rate-sensitive
         liabilities                   $ 67,023     $ 67,580     $35,487    $170,090
                                       ========     ========     =======    ========

GAP (repricing differences)            $(27,111)    $ (1,998)    $43,183    $ 14,074
                                       ========     ========     =======    ========

Cumulative GAP                         $(27,111)    $(29,109)    $14,074
                                       ========     ========     =======

Cumulative GAP/total assets              (13.64%)     (14.64%)      7.08%

--------------------------------
(1) In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather that in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.
(2) Excludes non-interest bearing deposit accounts. Money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates. Investment and mortgage-backed securities were scheduled through their contractual maturity dates.


                                     (38)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION

Lending Activities

A significant source of income for the Company is the interest earned on loans. At September 30, 1996, the Company's total assets were $198.8 million and its net loans were $146.9 million or 73.9% of total assets. At September 30, 1995, the Bank's total assets were $93.8 million and its net loans were 60.3 million or 64.2% of total assets.

Lending activities were conducted pursuant to a written policy which has been adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by loan committee comprised of certain directors of the Bank.

The following table sets forth information concerning the Company and the Bank's loan portfolio by type of loan at the dates indicated:

                                                     (Unaudited)
                                       September 30,             December 31,
                                 -------------------------------------------------
                                           1996                      1995
                                 -------------------------------------------------
                                                     (In Thousands)
                                                  % of                       % of
                                   Amount         Total        Amount        Total
                                 ---------        -----       --------       -----
Commercial Loans                 $  20,141          13        $ 13,050         19
Commercial Real Estate Loans        35,494          24          22,000         33
Residential Mortgage Loans          86,601          59          26,358         40
Consumer Loans                       5,735           4           5,127          8
                                 ---------         ---        --------        ---
         TOTAL LOANS             $ 147,971         100%         66,535        100%
                                                   ===                        ===

Less:
Deferred Loan Fees (Costs)             316                         (84)
Allowance for Credit Losses         (1,324)                       (707)
                                 ---------                    --------
         LOANS, NET              $ 146,963                    $ 65,744
                                 =========                    ========


For the nine months ended September 30, 1996 and the year ended December 31 1995, the net change in total loans receivable was approximately as follows:

                                      September 30,          December 31,
                                          1996                  1995
                                      -------------          ------------
                                                (In Thousands)
Balance at beginning of period         $  60,158              $ 49,339
Acquisition of loans from
  Key Florida Bank, F.S.B.                69,504                     0
Loan origination's, net                   18,913                11,654
Loans charged-off                           (255)                  (86)
Transfers to other real estate owned         (33)                 (124)
                                       ---------              --------
Balance at end of period               $ 148,287              $ 60,783
                                       =========              ========





                                      (39)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Lending Activities (Concluded)

The net loan originations for the fiscal year ended December 31, 1995 were $16.7 million and were at an annualized rate of $16.3 million for the nine months ended September 30, 1996. The continued loan origination's from December 31, 1995 to September 30, 1996 can be attributed to (i) continued loan demand in the Bank's primary market areas of Manatee and Sarasota Counties, Florida and (ii) the doubling of the Bank's branch network due to the merger with Key Florida Bank, F.S.B. in July 1996. In an effort to continue improving the Bank's loan quality management charged off $255,000 in loans during the nine months ended September 30, 1996 compared to $86,000 for the same months ended September 30, 1995.

Asset Quality

Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. As of September 30, 1996 and December 31, 1995, approximately 82.5% and 73%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of September 30, 1996 total nonperforming assets were $1,910,000 or 0.96% of total assets. As of December 31, 1995, total nonperforming assets were $841,000 or 1.05% of total assets. For the nine months ended September 30, 1996, the total nonperforming assets to total assets ratio improved 25%.

In an effort to maintain the quality of the loan portfolio management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on the Bank's profitability. However, as part of its loan portfolio management strategy, the Bank generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management generally make physical inspections of properties being considered for mortgage loans.

Commercial loans also entail risks since repayment is usually dependent upon the successful operation of the commercial enterprise.They also are subject to adverse conditions in the economy. Commercial loans are generally riskier than mortgage loans because they are typically underwritten on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying a commercial loan may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.





                                      (40)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Asset Quality (Concluded)

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as September, 1996.

         Commercial loans                  13%
         Real estate mortgage loans        83%
         Installment and other loans        4%

The Loan Committee of the Board of Directors of the Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral.In addition, management of the Bank has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

Classification of Assets

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management's policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). The Bank considers the collateral for a loan in-substance foreclosed when the debtor has little or no equity in the collateral, expects repayment for the loan to come only from the operation and sale of the collateral, and the borrower has either effectively abandoned control of the collateral or has retained control of the collateral but will be unable to rebuild equity in collateral or repay the loan.





                                      (41)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Classification of Assets (Continued)

OREO properties are recorded at the lower of cost or fair value estimated selling costs, and the estimated loss, if any, is charged to the allowance for creidt losses at the time it is transferred to OREO. Further allowances for losses in OREO, including in-substance foreclosed loans, are recorded by a charge to operations at the time management believes additional deterioration in value has occurred.

The following table sets forth certain information on nonaccrual loans and other real estate owned, the ratio of such loans and other real estate owned to total loans and total assets as of the dates indicated, and certain other related information.

                                          At September 30,    At December 31,
                                          -----------------   ---------------
                                           1996       1995         1995
                                           ----       ----         ----
                                               (Dollars in thousands)
Nonaccrual loans:
  Commercial real estate                  $   368     $ 172       $    0
  Residential mortgage loans                  779        84          215
  Commercial loans                            259       102          409
  Consumer and other loans                      7         9           72
                                          -------     -----       ------
         Total nonaccrual loans             1,413       367          696

Accruing loans 90 days or more past due         0       275          --
Troubled debt restructuring                     0         0          --
                                          -------     -----       ------
         Total nonperforming loans          1,413     $ 787          696
                                          =======     =====       ======

Repossed Assets:
  Real estate acquired by foreclosure or
    deed in lieu of foreclosure               151       145          145
  Other repossessions                         346         0            0
                                          -------     -----       ------
  Total Repossessed Assets                    497       145          145
                                          =======     =====       ======

Total non performing assets               $ 1,910     $ 787       $  841
                                          =======     =====       ======

Total nonperforming assets to
  total assets                               0.96%     0.84%        1.05%
                                          =======     =====       ======

Total nonperforming loans as a
  percentage of total loans                   .95%     0.96%         .72%
                                          =======     =====       ======

Total nonperforming loans as a
  percentage of total assets                 0.71%     0.68%        0.88%
                                          =======     =====       ======





                                      (42)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Classification of Assets (Continued)

As of September 30, 1996, loans on nonaccrual status totaled $1.4 million and consisted of eighteen individual loans. Approximately 62% or $878,765 of the total loans on nonaccrual status consisted of four customer relationships.

As of September 30, 1996, loans 30 to 89 days delinquent totaled $386,669 and consisted primarily of three customer relationships totaling $261,757 or 67.7% of total loans 30 to 89 days delinquent. The remaining $179,011 of loans 30 to 89 days delinquent consisted of 13 loans, none of which was over $30,000.

Though in total the total nonperforming loans have increased this was to be expected with the merger of the two financial institutions. In reviewing the pertinent ratios for nonaccrual and nonperforming loans at September 30, 1996, subsequent to the merger of the two institutions, the ratios are comparable at September 30, 1996 to those of September 30, 1995 and improved over those ratios at December 31, 1995. However, due to the merger and the approximate doubling of the Bank's loan portfolio, management continues its special review of the Bank's loan portfolio and has instituted a number of procedures intended to improve the identification, evaluation, and resolution of the Bank's problem assets. As a result of these actions, the senior management and loan staff of the Bank meet periodically to review all past due and nonperforming loans and to discuss collection efforts. The Board of Directors of the Bank also reviews problem assets on a monthly basis. Additionally, an independent firm has been retained to oversee periodic loan reviews and make recommendations for improvement. Management intends to continue to enhance its underwriting practices. These actions include establishing a Bank credit policy department separate from the loan origination function and changing loan origination authorities.

Allowance for Loan Losses

In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the fair value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending See "Managment's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."





                                      (43)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Allowance for Loan Losses (Continued)


Management continues to monitor the Bank's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. The Bank's allowance was $1,324,038 or 0.89% of total loans at September 30, 1996. The allowance was $706,000 or 1.06% of total loans at December 31, 1995. The lower percentage of the allowance to total loans at September 30, 1996 was due to the increase in the residential real estate loan portfolio which are typically lower risk loans with good collateral.

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated:

                                                  Nine Months Ended          Year Ended
                                                  September 30, 1996      December 31, 1995
                                                  ------------------      -----------------
                                                             (Dollars in thousands)
Allowance at beginning of period                      $     706                $    431
Allowance brought forward from merger                       614                       0
Charge-offs:
 Comercial loans                                            104                       6
 Commercial real estate                                     115                     ---
 Residential                                                ---                     ---
 Consumer loans                                              36                      87
                                                      ---------                --------
         Total loans charged-off                            255                      93
                                                      ---------                --------
Recoveries                                                    2                       6
                                                      ---------                --------
         Net charge-offs                                    253                      87
Provision for credit losses charged to
 operating expenses                                         257                     362
                                                      ---------                --------
Allowance at end of period                            $   1,324                $    706
                                                      =========                ========

Net charge-offs as a percentage of average
 loans outstanding                                         0.26%                   0.15%
                                                      =========                ========
Allowance for credit losses as a percentage of
 period-end total loans                                    0.89%                   1.06%
                                                      =========                ========
Allowance for credit losses as a percentage of
 nonperforming loans                                      93.70%                 101.44%
                                                      =========                ========

Period-end total loans                                $ 147,971                $ 66,535
                                                      =========                ========
Average loans outstanding, net                        $  95,972                $ 56,647
                                                      =========                ========





                                      (44)

                            KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Allowance for Loan Losses (Concluded)

The following table presents information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:


                                  Nine Months Ended September 30, 1996      Year Ended December 31, 1995
                                  ------------------------------------      ----------------------------
                                                        % of                                    % of
                                                      Loans to                                Loans to
                                                       Total                                   Total
                                          Amount       Loans                      Amount       Loans
                                          ------       -----                      ------       -----
Commercial loans                          $  328        13.6%                     $  327        19.6%
Commercial real estate loans                 582        24.0%                        226        33.1%
Residential real estate loans                274        58.5%                        109        39.6%
Consumer loans and other                     140         3.9%                         44         7.7%
                                          ------       -----                      ------       -----
     Total allowance for loan losses      $1,324       100.0%                     $  706       100.0%
                                          ======       =====                      ======       =====


The allowance for loan losses represented 0.89% of the total loan outstanding as of September 30, 1996, compared with 1.06% of the total loans outstanding as of December 31, 1995. The amount of the provision for loan losses charged to expense in each of the periods presented above represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated credit losses. Such estimates were based on management's assessment of the current and future general economic conditions in the Bank's market area, the risk levels associated with the particular composition of the loan portfolio during such periods, and the Bank's past collection experience.

The provision for loan losses decreased from $362,000 during the year ended December 31, 1995 to $257,000 for the nine months ended September 30, 1996.

On a quarterly basis management performs a calculation of its required loan loss reserve using historical loan loss rates and giving weight to risk-related loans by loan pool groups. The Bank analyzes the reserve requirements and based on this analysis, which again gives relative risk weight to loan pools, the Bank has determined that its reserve balance was adequate at September 30, 1996.



                                      (45)

                            KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION(CONTINUED)

Investment Securities

The Bank's investment securities at September 30, 1996 primarily consisted of United States Treasury and Government Agency securities. Although investment securities generally have a lower yield than loans, investment securities increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than loans, and may be used to collateralize borrowings or other obligations of the Bank. Due to repayment and prepayments of the underlying loans mortgage-backed securities are substantially less than the scheduled maturities. Changes in interest rates may also affect the average life, yield to maturity, and related market value of the Bank's securities portfolio.

The following table sets forth the carrying value of investment securities held by the Bank at the dates indicated:

                                           September 30, 1996        December 31, 1995
                                         ---------------------     ---------------------
                                         Amortized      Market     Amortized      Market
                                           Cost         Value        Cost         Value
                                         ---------     -------     ---------     -------
                                                     (Dollars in thousands)
Investment securities:
U.S. Treasury securities                  $ 7,484      $ 7,484      $ 2,850      $ 2,856
U.S. Government Agency securities          17,381       17,185       15,972       15,879
Mortgage-backed securities
     Guaranteed by GNMA                     2,931        2,938          475          473
     Issued by FNMA                           473          451          487          476
     Issued by FHLMC                          803          795          983          982
State revenue obligations                     462          469          413          416
Other equity securities                       712          712          212          212
                                          -------      -------      -------      -------
         Total investment securities      $30,246      $30,024      $21,392      $21,294
                                          =======      =======      =======      =======

The following table sets forth, by maturity distribution, certain information pertaining to the investment securities portfolio as follows:

                                                        After One Year    After Five Years
                                  One Year or Less      to Five Years       to Ten Years      After Ten Years           Total
                                 ------------------   ------------------  -----------------  -------------------  ------------------
                                 Amortized  Average   Amortized  Average  Amortized Average  Amortized   Average  Amortized  Average
                                   Cost      Yield      Cost      Yield     Cost     Yield     Cost       Yield      Cost     Yield
                                 ---------  -------   ---------  -------  --------- -------  ---------   -------  ---------  -------
                                                                       (Dollars in thousands)
September 30,1996:
  U.S. Treasury securities        $ 1,547    5.97%    $  5,937    6.01%    $     0     ---     $   0       ---     $  7,484   5.99%
  Government agencies               3,138    5.64%      14,243    6.80%          0     ---         0       ---       17,381   6.01%
  Mortgage-backed securities          500    5.16%       3,271    7.02%        436    5.99%                           4,207   6.55%
  State revenue obligations             0     ---          462    5.75%          0     ---         0       ---          462   5.75%
  Other equity securities               0     ---          ---     ---         712    6.00%        0       ---          712   6.00%
                                  -------    ----     --------    ----     -------    ----     -----      ----     --------   ----
     Total                        $ 5,185    5.69%    $ 23,913    6.61%    $ 1,148    5.99%        0       ---     $ 30,246   6.11%
                                  =======    ====     ========    ====     =======    ====     =====      ====     ========   ====

December 31, 1995
  U.S.Treasury securities         $ 1,339    5.72%    $  1,511    5.60%    $     0    0.00%    $   0         0     $  2,850   5.37%
  Government agnecies               4,248    4.65%      11,724    5.70%          0                 0         0       15,972   5.42%
  Mortgage-backed securites             0     ---        1,282    5.85%          0               663      5.65%       1,945   5.78%
  State revenue obligations             0     ---          413    5.75%          0                 0         0          413   5.75%
  Other equity securiteis               0       0                              212    6.00%        0      0.00%         212   6.00%
                                  -------    ----     --------    ----     -------    ----     -----      ----     --------   ----
     Total                        $ 5,587    4.91%    $ 14,930    5.70%    $   212    6.00%    $ 663      5.65%    $ 21,392   5.46%
                                  =======    ====     ========    ====     =======    ====     =====      ====     ========   ====



                                      (46)

                            KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION(CONTINUED)

Deposit Activities

Deposits are the major source of the Bank's funds for lending and other investment purposes. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans.

Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

The following table shows the distribution of, and certain other information relating to, the Bank's deposit accounts by type:

                                                   September 30,                December 31,
                                                        1996                       1995
                                              -----------------------      -----------------------
                                                                % of                        % of
                                                Amount        Deposit       Amount         Deposit
                                                ------        -------       ------         -------
                                                                  (Dollars in thousands)

Demand deposit .........................      $ 14,163          7.70%      $ 11,388         12.95%
NOW deposits ...........................        13,330          7.25%         7,249          8.24%
Money market ...........................        15,245          8.29%         6,405          7.29%
Savings accounts .......................        17,369          9.44%         4,157          4.72%
Time deposits under $100,000 ...........       104,804         56.97%        47,643         54.17%
Time deposits #$100,000 and over .......        19,061         10.35%        11,113         12.63%
                                              --------      --------       --------      --------
         Total deposits ................      $183,972        100.00%      $ 87,955        100.00%
                                              ========      ========       ========      ========


Time deposits included individual retirement accounts ("IRAs") totaling $11.0 million and $6.5 million as of September 30, 1996 and December 31, 1995, respectively, all of which are in the form of certificates of deposit.

The Company's deposits increased $96 million or 109% to $183.9 million as of September 30, 1996, from $87.9 million as of December 31, 1995. This increase was primarily attributable to the merger of the Bank with Key Florida Bank, F.S.B. on July 30, 1996.


                                      (47)

                            KEY FLORIDA BANCORP, INC.



ITEM 2 - CONTINUED

FINANCIAL CONDITION(CONTINUED)

Deposit Activities (Continued)

As of September 30, 1996 and December 31, 1995, time deposits of $100,000 and over mature as follows:


                                                    1996         1995
                                                    ----         ----
                                                      (In thousands)
Due in three months or less .................      $ 3,484      $ 3,021
Due from three months to one year ...........       10,885        3,702
Due over one year ...........................        4,692        4,390
                                                   -------      -------
      Total time deposit $100,000 and over...      $19,061      $11,113
                                                   =======      =======



The following table shows the average amount of and the average rate paid on each of the following deposit account categories during the periods indicated:


                                                  (Dollars in Thousands)
                                       Nine Months Ended               Year Ended
                                       September 30, 1996           December 31, 1995
                                     ----------------------       ----------------------
                                     Average       Average        Average       Average
                                     Balance        Yield         Balance        Yield
                                     --------      --------       --------      --------
Demand, Money Market, and NOW        $ 18,124          2.63%      $ 12,843          3.04%
Savings deposits                        8,615          3.71%         4,033          2.78%
Certificate of deposit                 81,091          5.03%        55,493          5.72%
                                     --------      --------       --------      --------
Total Interest-bearing deposits      $107,830          4.52%      $ 72,369          5.08%
                                     ========      ========       ========      ========





                                      (48)

                            KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONCLUDED)

Deposit Activities (Concluded)


Management believes that the Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank. Management believes that substantially all of the Bank's depositors are residents in its primary market area. The Bank currently does not accept brokered deposits. As shown in the table below, a significant amount of the Bank's certificates of deposit will mature during the year ending December 31, 1996. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice, management anticipates that substantially all of the Bank's certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, Bank management does not believe that the maturity of the Bank's certificates of deposit during the year ended December 31, 1996 will have a material adverse effect on the Bank's liquidity. However, if the Bank is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on the Bank's net income.

As of September 30, 1996 and December 31, 1995 all time certificates of deposit mature as follows:



                                       (Dollars in thousands)
                                     September 30,  December 31,
                                         1996          1995
                                     -------------  ------------
Due in three months or less            $ 20,798      $ 15,113
Due from three months to one year        67,580        18,920
Due over one year                        35,487        24,723
                                       --------      --------
                                       $123,865      $ 58,756
                                       ========      ========




                                      (49)

                            KEY FLORIDA BANCORP, INC.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits

         27       Financial Data Schedule (for SEC use only)


         Reports

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.


Signatures

Pursuant to the requirement of The Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KEY  FLORIDA  BANCORP,  INC.
                              (REGISTRANT)


DATED: November 13, 1996      BY: /S/Steven R. Jonsson, President/CEO
       -------------------       ---------------------------------------------
                                     Steven R. Jonsson, President/CEO

DATED: November 13, 1996      BY: /S/Michael L. Hogan, Vice President/Treasurer
       -------------------       ---------------------------------------------
                                     Michael L. Hogan, Vice President/Treasurer



                                      (50)