Form 10KSB40
period 1996-12-31
KEY FLORIDA BANCORP INC
filed 1997-04-15
CIK 836864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21967

                            KEY FLORIDA BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                    65-0105205
        (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                  Identification No.)

6016 26TH STREET WEST, SUITE 1, BRADENTON, FL                  34207
  (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code: (941) 751-4460

    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:


                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)


      Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  X    NO
          ---      ---

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      The issuer's revenues for its most recent fiscal year was $11,546,081

      The aggregate market value of the Common Stock held by non-affiliates of the issuer is $16,536,000, based on the price at which shares of common stock were sold on January 2, 1997.

      As of April 15, 1997, there were issued and outstanding 2,758,129 shares of the issuer's Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the 1996 Annual Report to Shareholders for the year ended December 31, 1996 are incorporated into Part II, Items 5 through 8 of this Annual Report on Form 10-KSB.

      2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1997 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part I

Item 1.          Business.................................................................................       1
                   General................................................................................       1
                   Deposits...............................................................................       2
                   Loan Portfolio.........................................................................       2
                   Investments............................................................................       3
                   Correspondent Banking..................................................................       4
                   Data Processing........................................................................       4
                   Effect of Governmental Policies........................................................       4
                   Interest and Usury.....................................................................       4
                   Supervision and Regulation.............................................................       5
                   Industry Restructuring.................................................................      10
                   Competition............................................................................      11
                   Employees..............................................................................      11
                   Statistical Profile and Other Financial Data...........................................      11

Item 2.          Properties...............................................................................      12

Item 3.          Legal Proceedings........................................................................      12

Item 4.          Submission of Matters to a Vote of Security Holders......................................      12

Part II

Item 5.          Market for the Registrant's Common Equity and Related
                   Stockholder Matters....................................................................      13

Item 6.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................................      13

Item 7.          Financial Statements.....................................................................      13

Item 8.          Changes in and Disagreements with
                   Accountants on Accounting and Financial Disclosure.....................................      13

                                                                                                               Page
                                                                                                               ----

Part III

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act......................................      15

Item 10.         Executive Compensation...................................................................      15

Item 11.         Security Ownership of Certain Beneficial Owners and
                   Management.............................................................................      15

Item 12.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................      15

Signatures................................................................................................      18

Exhibit Index.............................................................................................      19

                                     PART I

ITEM 1.       BUSINESS

GENERAL

      Key Florida Bancorp, Inc. ("Bancorp") was incorporated under the laws of the State of Florida on July 26, 1988. Bancorp is a registered bank company and owns all of the voting shares of Liberty National Bank ("LNB"). Bancorp has no significant operations other than owning the stock of LNB. LNB, which is a national banking association, is the only source of revenue for Bancorp.

      On July 30, 1996, Bancorp closed the merger of Key Florida Bank, F.S.B. ("KFB"), which was a wholly-owned subsidiary of Bancorp at the time of the merger, with and into LNB. In the merger, the outstanding shares of LNB common stock were converted into an aggregate of 2,739,847 shares of Bancorp common stock, par value $.01 per share ("Bancorp Common Stock").

      LNB provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by LNB include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, and banking by mail. In addition, LNB makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. LNB provides automated teller machine (ATM) cards, as a part of the HONOR ATM network, thereby permitting customers to utilize the convenience of larger ATM networks. In addition to the foregoing services, the offices of LNB provide customers with extended banking hours. LNB does not have trust powers and, accordingly, no trust services are provided.

      The revenues of LNB are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for LNB's lending activities are its deposits, repayment of loans, the sale and maturity of investment securities, and borrowings from the Federal Home Loan Bank of Atlanta. The principal expenses of LNB are the interest paid on deposits, and operating and general administrative expenses.

      As is the case with banking institutions generally, LNB's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve") and the Office of the Comptroller of the Currency ("OCC"). Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. LNB faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition."

DEPOSITS

      LNB's deposit services include business and individual checking accounts, savings accounts, NOW accounts and certificates of deposit. It is LNB's policy to monitor its competition in order to keep the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up 10.75% of LNB's total deposits at December 31, 1996 as compared to 12.6% at December 31, 1995. The majority of the deposits of LNB are generated from Manatee and Sarasota counties. LNB does not accept brokered deposits. At December 31, 1996, 0.03% of LNB's total deposits were comprised of public fund deposits. There were no public fund deposits at December 31, 1995. At December 31, 1996, no single depositor accounted for more than 0.5% of LNB's total deposits as compared to 1.0% at December 31, 1995. Management does not believe LNB is dependent on a single deposit customer or group of customers concentrated in a particular industry, whose loss or insolvency would have a material adverse effect on LNB's operations.

      Time deposits of $100,000 and over, public fund deposits and funds of single depositors tend to be short-term in nature and more sensitive to changes in interest rates than other types of deposits and, therefore, may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect LNB's liquidity. In a rising interest rate market, such short-term deposits may prove to be a costly source of funds because their short-term nature facilitates renewal at increasingly higher interest rates, which may adversely affect Bancorp's earnings. However, the converse is true in a falling interest rate market making such short-term deposits more favorable to Bancorp.

LOAN PORTFOLIO

      LNB's loans are concentrated in three major areas: commercial loans, real estate loans, and installment loans. Approximately 14.55% of LNB's total loan portfolio at December 31, 1996, consisted of commercial loans as compared to 19.61% at December 31, 1995. The majority of LNB's loans are made on a secured basis. At December 31, 1996 and 1995, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 0.5% of total loans, except that as of such date loans collateralized with mortgages on real estate represented 78.36% and 72.68%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

      LNB's commercial loans include loans to individuals and small-to medium-sized businesses located primarily in Manatee and Sarasota counties for working capital, equipment purchases, and various other business purposes. A majority of LNB's commercial loans are secured by inventory, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable- or fixed-interest rates; however, it is LNB's policy that those loans which will have terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime interest lending rate and will become payable in full and are generally refinanced in three to five years.

      LNB's real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for various consumer and business purposes (whether or not related to the real estate securing them). LNB also engages in lending to builders and individuals for the construction of single-family residences. These real estate loans may be made at fixed-or variable-interest rates. LNB generally does not make commercial loans for terms exceeding 20 years, but does make loans repayable in monthly installments (based on up to a 20-year amortization schedule) which become payable in full and are generally refinanced in three to five years. LNB's residential real estate loans generally are repayable in monthly installments based on an amortization schedule of up to 20-years with variable-interest rates; however, most loans are established with a short-term call provision.

      LNB's installment loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but installment loans may be made on an unsecured basis. Installment loans are made at fixed-and variable-interest rates, and may be made based on up to a five-year amortization schedule.

INVESTMENTS

      LNB invests a portion of its assets in U.S. Treasury and U.S. Government agency obligations, certificates of deposit, collateralized mortgage obligations ("CMO's"), overnight investments in the Federal Home Loan Bank, and federal funds sold. LNB's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

      With respect to LNB's investment portfolio, LNB's total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Occasionally, LNB purchases certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). CMO's are secured with Federal National Mortgage Association ("FNMA") mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash LNB has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

      LNB monitors changes in financial markets. In addition to investments for its portfolio, LNB monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. LNB attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event LNB needs cash, or economic conditions change to a more favorable rate environment.

CORRESPONDENT BANKING

      Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. LNB is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

      LNB sells loan participations to correspondent banks with respect to loans which exceed LNB's lending limit. Management of LNB has established correspondent relationships with the NationsBank, SunTrust and Compass Bank. As compensation for services provided by a correspondent, LNB maintains certain balances with such correspondent in non-interest bearing accounts. Such compensating balances are not deemed significant to LNB's operations.

DATA PROCESSING

      LNB has a data processing department which provides a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

EFFECT OF GOVERNMENTAL POLICIES

      The earnings and business of Bancorp are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

INTEREST AND USURY

      LNB is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter LNB from continuing the process of originating loans.

SUPERVISION AND REGULATION

      Bank Holding Company Regulation. Bancorp is a one-bank holding company, registered with the Federal Reserve under the Bank Holding Company Act of 1956 ("BHC Act"). As such, Bancorp is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. Bancorp is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act.

      The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the total voting shares of the bank, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company.

      The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

      The BHC Act generally prohibits Bancorp from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

      Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

      Bank Regulation. LNB is chartered under the laws of the United States and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. LNB is subject to comprehensive regulation, examination and supervision by the OCC and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. LNB is examined periodically by the OCC to whom it submits periodic reports regarding its financial condition and other matters. The OCC has a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection of the safety and soundness of national banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC also has the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

      Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

      In 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

      In 1991, the FDIC Improvement Act of 1991 ("FDICIA") was enacted. FDICIA made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implements other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

      Dividends. Dividends from LNB constitute the primary source of funds for dividends to be paid by Bancorp. There are various statutory and contractual limitations on the ability of LNB to pay dividends, extend credit, or otherwise supply funds to Bancorp. The Federal Reserve and the OCC also have the general authority to limit the dividends paid by bank holding companies and national banks, respectively, if such payment may be deemed to constitute an unsafe and unsound practice. The declaration and payment of dividends by a national bank are subject to the national banking laws and the rules and regulations of the OCC governing the manner and amount of dividends which may be paid to shareholders and the methods, if any, by which permanent capital reserves may be retired or reduced. Under the national banking laws, a national bank may not pay dividends from its capital; all dividends must be paid out of net profits, after deducting for expenses. A national bank also is precluded from declaring a dividend until its surplus equals its stated capital, unless there has been transferred to surplus no less than 1/10th of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, plus any required transfers to surplus. Florida law applicable to companies (including Bancorp) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company's total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

         Effect of Governmental Policies. The earnings and business of Bancorp and LNB are effected by the policies of various regulatory authorities of the United States, especially the Federal

Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credits, and deposits, and the interest rates paid on liabilities and received on assets.

      Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

      Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of LNB will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

      Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking by national banks, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office.

      Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Bancorp may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as LNB). Upon receipt of such notice, the Federal Reserve and the OCC, as the case may be, may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or bank's voting stock, or if one or more other control factors set forth in the Act are present.

      Insurance of Deposits. LNB's deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank which is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of such bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

         Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. At December 31, 1996, (i) Bancorp's Tier 1 and total risk-based capital ratios were 9.04% and 10.05%, respectively, and (ii) LNB's Tier 1 and total risk-based capital ratios were 8.68% and 9.69%, respectively.

      FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

         The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of December 31, 1996, LNB had a total risk-based capital ratio of 9.68%, a Tier 1 risk-based capital ratio of 8.68%, and a leverage ratio of 5.67%.

      Additionally, FDICIA requires, among other things, that (i) only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

      Interstate Banking. The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state is permissible subject to certain limitations. Florida also has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years. Interstate branching and consolidation of existing bank subsidiaries in different states will be permissible beginning June 1, 1997. Out-of-state banks that do not operate a branch in Florida are prohibited from establishing a de novo branch in Florida. Beginning June 1, 1997, a Florida bank may establish, maintain, and operate one or more branches in a state other than Florida pursuant to an interstate merger transaction in which the Florida bank is the resulting bank. An interstate merger transaction resulting in the acquisition by an out-of-state bank of a Florida bank is not permitted unless the Florida bank has been in existence and continuously operating, on the day of the acquisition, for more than three years.


INDUSTRY RESTRUCTURING

      For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

      Members of Congress and the administration have indicated their intention to consider additional legislation designed to institute reforms to promote the viability of the industry. Certain of the proposals would revise the federal regulatory structure for insured depository institutions; others would affect the nature of products, services, and activities that bank holding companies and their subsidiaries may offer or engage in, and the types of entities that may control depository institutions. There can be no assurance as to whether or in what form any such proposed legislation might be enacted, or what impact such legislation might have upon Bancorp.


COMPETITION

      Bancorp encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, LNB competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that LNB does not currently provide. In addition, many of LNB's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

     To compete, LNB relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.


EMPLOYEES

     As of December 31, 1996, Bancorp had 87 full-time employees and 6 part-time employees. The employees are not represented by a collective bargaining unit. Bancorp believes that its employee relations are good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

      Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Bancorp's 1996 Annual Report to Shareholders and incorporated in this report under Item 7 of
Part II, for statistical and financial data providing a review of Bancorp's business activities.


ITEM 2. PROPERTIES

      The main office of Bancorp is located at 6016 26th Street West, Suite 1, Bradenton, Florida in a one-story building, in which approximately 1,000 square feet is leased by Bancorp (under a lease which, with renewal options, expires in June, 1999). The main office of LNB is located at 6001 26th Street West, Bradenton, Florida in a two-story building of approximately 9,000 square feet, which is owned by LNB. LNB also has banking offices located at 3901 Cortez Road West, Bradenton, Florida, in a one-story building of approximately 4,500 square feet, which is leased by LNB (under a lease which, with renewal options, expires in December, 1997); 5390 Gulf of Mexico Drive, Longboat Key, Florida in a one-story building of approximately 2,310 square feet, which is leased by LNB (under a lease which, with renewal options, expires in August 2001); 4423 Manatee Avenue West, Bradenton, Florida in a one-story building of approximately 2,400 square feet, which is owned by LNB; 6304 N. Lockwood Ridge Road, Sarasota, Florida in a one-story building of approximately 4,000 square feet, which is owned by LNB; 6704 Bee Ridge Road, Sarasota, Florida in a two-story building of approximately 4,000 square feet, which is leased by LNB (under a lease which, with renewal options, expires in 2011); 3815 U.S. Highway 301 N., Ellenton, Florida 34222 in a one-story building of approximately 4,000 square feet, which is owned by LNB.


ITEM 3. LEGAL PROCEEDINGS

      LNB is a party to various legal proceedings in the ordinary course of its business, including proceedings to collect loans or enforce security interests. In the opinion of management of Bancorp, none of the legal proceedings currently pending will, when resolved, have a material adverse effect on the business or financial condition of Bancorp on a consolidated basis.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Bancorp security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The information contained under the section captioned "Capital Stock" in the Annual Report is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7. FINANCIAL STATEMENTS

      The following financial statements and the supplementary financial information included in the 1996 Annual Report to Shareholders are incorporated herein by reference:

      1. The consolidated financial statements, together with the report thereon of Key Florida Bancorp, Inc. dated March 7, 1997.

      2. Management's Discussion and Analysis of Financial Condition and Results of Operations and related statistical information.

      With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-KSB Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The consolidated financial statements of Bancorp at September 30, 1995 and 1994 and for the years then ended were audited by Varnadore, Tyler & Hawthorne, P.A., independent auditors, as stated in their report herein. On January 26, 1995, Bancorp dismissed Coopers & Lybrand, L.L.P. as its accountants and retained the accounting firm of Varnadore, Tyler & Hawthorne, P.A. The report of Coopers & Lybrand, L.L.P. on the financial statements for 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion nor was such report qualified or modified as to audit scope or accounting principle, except that the report on the financial statement for the year ending September 30, 1993 included an explanatory paragraph that, at September 30,

1993, KFB "did not have the required minimum regulatory capital which could result in regulatory authorities limiting an institution's asset growth and imposing other sanctions and enforcement actions, including regulatory take-over, that raise substantial doubt about its ability to continue as a going concern." During Bancorp's two most recent fiscal years and the subsequent interim period preceding the change in Coopers & Lybrand, L.L.P. as Bancorp's accountants, there were no disagreements with the former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement or disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. The decision to dismiss Coopers & Lybrand, L.L.P. was recommended and approved by the Board of Directors of Bancorp.

      On November 26, 1996, Varnadore, Tyler & Hawthorne, P.A. resigned as independent auditors of Bancorp. On December 19, 1996, Bancorp engaged Purvis, Gray and Company, certified public accountants, to act as independent auditors for Bancorp. The report of Varnadore, Tyler & Hawthorne, P.A. on the financial statements of Bancorp at December 31, 1995 and 1994 and for the years then ended did not contain an adverse opinion or disclaimer of opinion nor was such report qualified as to auditing scope or accounting principle. During Bancorp's two most recent fiscal years and the subsequent interim period preceding the change in Varnadore, Tyler & Hawthorne, P.A. as Bancorp's accountants, there were no disagreements with the former accountant on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement or disagreements, if not resolved in the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreement in connection with this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1997, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the "Proxy Statement"), is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

      The information contained in the sections captioned "Information About the Board of Directors and Its Committees", and "Executive Compensation" and Benefits and "Information on Benefit Plans and Policies" under "Election of Directors" in the Proxy Statement, is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information contained in the sections captioned "Directors" and "Management Stock Ownership" under "Election of Directors," in the Proxy Statement, is incorporated herein by reference.


ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      1.    FINANCIAL STATEMENTS

            Report of Independent Certified Public Accountants

            Consolidated Balance Sheet as of December 31, 1996

            Consolidated Statement of Income for Key Florida Bancorp,
            Inc. and Subsidiaries for the year ended December 31, 1996, and Statement of Income for Liberty National Bank for the year ended December 31, 1995

            Consolidated Statement of Stockholders' Equity for Key Florida Bancorp, Inc. and Subsidiaries for the year ended December 31, 1996, and Statement of Stockholders' Equity for Liberty National Bank for the year ended December 31, 1995

            Consolidated Statement of Cash Flows for Key Florida Bancorp, Inc. and Subsidiaries for the year ended December 31, 1996, and Statement of Cash Flows for Liberty National Bank for the year ended December 31, 1995

            Notes to Consolidated Financial Statements


        2.  Financial Statement Schedules

            All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

        3.  EXHIBITS

               3.1      Articles of Incorporation of Key Florida Bancorp, Inc.;
                        Articles of Amendment for Certificate of Designation of
                        Variable Rate Cumulative Preferred Stock, Series A;
                        and Amendment to Certificate of Designation of Variable
                        Rate Cumulative Preferred Stock, Series A (Incorporated by
                        reference to Exhibit 3.1 to Bancorp's Registration Statement
                        No. 333-2962 (the "Registration Statement"))

               3.2 Bylaws of Key Florida Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

               4.1      Specimen Stock Certificate of Key Florida Bancorp, Inc.
                        (Incorporated by reference to Exhibit 4.1 to the Registration Statement)

              10.1      Key Florida Bancorp, Inc. 1987 Stock Option Plan
                        (Incorporated by reference to Exhibit 10.1 to the Registration Statement)

              10.2      Employment Agreement dated December 1, 1995 between
                         Key Florida Bancorp, Inc. and Daniel S. Hager
                        (Incorporated by reference to Exhibit 10.2 to the Registration Statement) *

              10.3      Employment Agreement dated July 30, 1996 between Liberty
                        National Bank and Stephen R. Jonsson (Incorporated by reference to Exhibit 10.3, to Bancorp's Registration Statement on Form
                        10-SB with the Securities and Exchange Commission on January 13,
                        1997) *


      10.4 Lease dated July 1, 1991 between The Centre of LBK, Inc. and Key Florida Bank, F.S.B.
                (Incorporated by reference to Exhibit 10.5 to the Registration Statement)

      10.5      Lease dated May 11, 1995 between Wildewood
                Plaza and Key Florida Bank, F.S.B. and Addendum to Lease dated May 11, 1995 (Incorporated by reference to Exhibit 10.6 to the Registration
                Statement)

      10.6      Lease between Liberty National Bank and Gingerich
                Properties Partnership (and Addenda thereto)
                (Incorporated by reference to Exhibit 10.7 to the Registration Statement)

      13.1      Key Florida Bancorp, Inc. 1996 Annual Report

      21.1      Subsidiaries of the Registrant

      23.1      Consent of Varnadore, Tyler & Hawthorne, P.A.

      23.2      Consent of Purvis, Gray and Company

      27        Financial Data Schedule (for SEC use only)



      (b)  Reports on Form 8-K

           Bancorp filed Form 8-K Reports on November 26, 1996 (announcing the resignation of Varnadore, Tyler & Hawthorne, P.A., as independent auditors of Bancorp), December 19, 1996 (announcing the appointment of Purvis, Gray and Company, as independent auditors of Bancorp) and December 30, 1996 (filing financial statements of Bancorp as of and for the period ended June 30, 1996).

-----------------------


* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bradenton, State of Florida, on the 15th day of April, 1997.

                                          KEY FLORIDA BANCORP, INC.

                                          By: /s/ Stephen R. Jonsson
                                             ----------------------------------
                                             Stephen R. Jonsson, President and
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1997.

      Signature                                      Title
      ---------                                      -----

/s/ Harvey E. Anderson                      Chairman of the Board
-------------------------------
Harvey E. Anderson

/s/ Stephen R. Jonsson                      President and Chief Executive
-------------------------------              Officer and Director
Stephen R. Jonsson

/s/ Roger P. Conley                         Director
-------------------------------
Roger P. Conley

/s/ Daniel S. Hager                         Director
-------------------------------
Daniel S. Hager

/s/ Bryant A. Meeks                         Director
-------------------------------
Bryant A. Meeks

/s/ Leonard J. Najjar                       Director
-------------------------------
Leonard J. Najjar

/s/ James T. Rogers, M.D.                   Director
-------------------------------
James T. Rogers, M.D.

/s/ H. R. Williams                          Director
-------------------------------
H. R. Williams

/s/ Michael L. Hogan                        Senior Vice President
-------------------------------             (Principal financial officer
Michael L. Hogan, CPA                        and principal
                                             accounting officer)

                            Key Florida Bancorp, Inc.
                                   Form 10-KSB
                    For Fiscal Year Ending December 31, 1996

                                  EXHIBIT INDEX

Exhibit                                                                                       Page
  No.                                  Exhibit                                                 No.
--------                   -------------------------------------                              -----
13.1                       Key Florida Bancorp, Inc. 1996 Annual
                           Report


21.1                       Subsidiaries of the Registrant

23.1                       Consent of Varnadore, Tyler & Hawthorne, P.A.

23.2                       Consent of Purvis, Gray and Company

27                         Financial Data Schedule (for SEC use only)