Form 10QSB
period 1997-03-31
KEY FLORIDA BANCORP INC
filed 1997-05-14
CIK 836864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM  10-QSB

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
                                               -----      -----

As of May 14, 1997 there were outstanding 2,758,129 shares of the Registrant's Common Stock.

                          KEY FLORIDA BANCORP, INC.
               FORM 10-QSB - For the Quarter Ended March 31, 1997

                              TABLE of CONTENTS




                                                                                                 Page
Part I.  Financial Information

         Item 1.   Financial Statements----------------------------------------------------------   3-16

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Result of Operations-------------------------------                17-39

Part II.  Other Information

         Item 1.   Legal Proceedings - None
         Item 2.   Changes in Securities - Not Applicable
         Item 3.   Defaults upon Senior Securities - Not Applicable
         Item 4.   Submissions of Matters to a Vote of Security Holders - Not Applicable
         Item 5.   Other Information - None
         Item 6.   Exhibits and Reports on Form 8-K


                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                           ACCOUNTANTS' REVIEW REPORT

                           KEY FLORIDA BANCORP, INC.
                                AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                 MARCH 31, 1997





                                    CONTENTS

                                                                                                      PAGE
                                                                                                  -----------
ACCOUNTANTS' REVIEW REPORT                                                                             3

CONDENSED CONSOLIDATED BALANCE SHEETS                                                                  4

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR KEY FLORIDA
  BANCORP, INC. AND SUBSIDIARIES FOR THE THREE MONTHS
  ENDED MARCH 31, 1997 AND 1996                                                                        5

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
  EQUITY FOR KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES FOR
  THE THREE MONTHS ENDED MARCH 31, 1997                                                                6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR KEY FLORIDA
  BANCORP, INC. AND SUBSIDIARIES FOR THE THREE MONTHS ENDED
  MARCH 31, 1997 AND 1996                                                                             7-8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                  9-16


                      [PURVIS GRAY & COMPANY LETTERHEAD]




                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Key Florida Bancorp, Inc. and Subsidiaries
Bradenton, Florida

We have reviewed the condensed consolidated balance sheet and condensed consolidated statement of changes in stockholders' equity of Key Florida Bancorp, Inc. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of Key Florida Bancorp, Inc. and its subsidiaries' management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) and, in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



May 2, 1997                           /s/  Purvis, Gray and Company
Gainesville, Florida

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
       KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES - BRADENTON, FLORIDA

                                     ASSETS

                                                                               (UNAUDITED)       (AUDITED)
                                                                                MARCH 31,       DECEMBER 31,
                                                                                   1997             1996
                                                                              --------------  ---------------
ASSETS
  Cash and Demand Deposits Due From Banks                                     $    4,641,470  $    10,542,883
  Federal Funds Sold and Federal Home Loan Bank
    Overnight Account                                                              3,076,181          971,647
  Investment Securities - Available-For-Sale                                      27,150,110       27,414,233
  Loans Receivable, Net                                                          155,923,669      153,708,503
  Premises and Equipment, Net                                                      5,193,854        4,542,646
  Accrued Interest Receivable                                                      1,400,302        1,352,943
  Other Real Estate Owned                                                            120,000          120,000
  Other Assets                                                                     2,491,502        2,237,292
                                                                              --------------  ---------------
TOTAL ASSETS                                                                     199,997,088      200,890,147
                                                                              ==============  ===============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-Bearing                                                           17,280,711       17,010,952
    Interest-Bearing Demand                                                      168,603,461      170,335,869
                                                                              --------------  ---------------
  Total Deposits                                                                 185,884,172      187,346,821
  Accrued Interest Payable                                                           583,351          549,342
  Other Liabilities                                                                  657,054          302,816
                                                                              --------------  ---------------
TOTAL LIABILITIES                                                                187,124,577      188,198,979
                                                                              --------------  ---------------

STOCKHOLDERS' EQUITY
  Common Stock, $.01 Par Value, 4,000,000 Shares
    Authorized, 2,758,129 Shares Issued                                               27,581           27,581
  Additional Paid-In Capital                                                      11,400,484       11,400,484
  Unrealized (Loss) on Securities (Net of Deferred
    Taxes)                                                                           (63,266)         (18,654)
  Retained Earnings                                                                1,508,202        1,282,247
  (Treasury Stock, At Cost - 143 Shares)                                                (490)            (490)
                                                                              --------------  ---------------
TOTAL STOCKHOLDERS' EQUITY                                                        12,872,511       12,691,168
                                                                              --------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  199,997,088  $   200,890,147
                                                                              ==============  ===============

                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                               BRADENTON, FLORIDA

                                                                                          (UNAUDITED)
                                                                                  ---------------------------
                                                                                    MARCH 31,     MARCH 31,
                                                                                      1997           1996
                                                                                  ------------  -------------
INTEREST INCOME
  Interest and Fees on Loans                                                      $  3,557,479  $   1,573,620
  Interest on Investment Securities - Taxable                                          413,319        284,592
  Exempt From Federal Income Taxes                                                       6,288          5,934
  Federal Funds Sold and Overnight Accounts                                              4,418         21,548
                                                                                  ------------  -------------
TOTAL INTEREST INCOME                                                                3,981,504      1,885,694
                                                                                  ------------  -------------

INTEREST EXPENSE
  Interest on Deposits                                                               2,020,030        973,063
  Interest on Other Borrowings                                                          35,708          2,844
                                                                                  ------------  -------------
TOTAL INTEREST EXPENSE                                                               2,055,738        975,907
                                                                                  ------------  -------------

NET INTEREST INCOME                                                                  1,925,766        909,787

PROVISION FOR LOAN LOSSES                                                               60,000         60,000
                                                                                  ------------  -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  1,865,766        849,787
                                                                                  ------------  -------------

NONINTEREST INCOME
  Service Charges on Deposit Accounts                                                   58,057         62,030
  Gain on Loan Sales                                                                    44,936              0
  Gain on Other Real Estate Sales                                                       35,276              0
  Other Income                                                                         100,817         50,544
                                                                                  ------------  -------------
TOTAL NONINTEREST INCOME                                                               239,086        112,574
                                                                                  ------------  -------------

NONINTEREST EXPENSE
  Salaries and Employees Benefits                                                      773,738        319,266
  Occupancy Expense                                                                    277,526         99,072
  Data Processing Expense                                                               97,559         40,598
  FDIC Insurance Premiums and Assessments                                               30,288         39,600
  Other Expenses                                                                       578,086        145,371
                                                                                  ------------  -------------
TOTAL NONINTEREST EXPENSE                                                            1,757,197        643,907
                                                                                  ------------  -------------

INCOME BEFORE INCOME TAXES                                                             347,655        318,454

INCOME TAX (EXPENSE)                                                                  (121,700)      (119,283)
                                                                                  ------------  -------------

NET INCOME                                                                        $    225,955  $     199,171
                                                                                  ============  =============

EARNINGS PER SHARE                                                                $        .08  $         .08
                                                                                  ============  =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                        2,770,625      2,744,054
                                                                                  ============  =============

                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                           STOCKHOLDERS' EQUITY FOR
              KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES FOR THE
                      THREE MONTHS ENDED MARCH 31, 1997
                               BRADENTON, FLORIDA



                                                                                           UNREALIZED
                                        COMMON STOCK       TREASURY STOCK     ADDITIONAL   GAIN (LOSS)
                                    -------------------    --------------      PAID-IN         ON         RETAINED
                                      SHARES     AMOUNT     SHARES  AMOUNT     CAPITAL      SECURITIES    EARNINGS        TOTAL
                                    ----------   --------   ------  ------   ------------   ----------   -----------   ------------
BALANCE, JANUARY 1, 1997 (AUDITED)   2,758,129   $ 27,581    143   $ (490)   $ 11,400,484   $ (18,654)   $ 1,282,247   $ 12,691,168

  Unrealized (Loss) on Securities -
    Available-For-Sale                       0          0      0        0               0     (44,612)             0        (44,612)

  Net Income                                 0          0      0        0               0           0        225,955        225,955
                                     ---------   --------    ---   ------    ------------   ---------    -----------   ------------

BALANCE, MARCH 31, 1997 (UNAUDITED)  2,758,129   $ 27,581    143   $ (490)   $ 11,400,484   $ (63,266)   $ 1,508,202   $ 12,872,511
                                     =========   ========    ===   ======    ============   =========    ===========   ============

                            See accompanying notes.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                               BRADENTON, FLORIDA

                                                                                          (UNAUDITED)
                                                                                  ---------------------------
                                                                                    MARCH 31,     MARCH 31,
                                                                                      1997           1996
                                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                      $    225,955  $     199,171
  Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
      Depreciation and Amortization                                                     95,964         25,649
      Provision For Possible Loan Losses                                                60,000         60,000
      Net Amortization/Accretion of Premium/Discount on
        Investment Securities                                                           (1,900)        (2,794)
      Net (Gain) on Sale of Loans                                                      (44,936)             0
      Net (Gain) on Sale of Investment Securities                                            0           (938)
      Net (Gain) on Sale of Other Real Estate Owned                                    (35,276)             0
      Deferred Income Taxes                                                             24,391         43,959
      Changes in Assets and Liabilities:
        (Increase) in Accrued Interest Receivable                                      (47,359)       (79,465)
        Decrease (Increase) in Other Assets                                            533,215        (70,881)
        Increase (Decrease) in Accrued Interest Payable                                 34,009        (20,226)
        Increase in Other Liabilities                                                  420,676        646,255
                                                                                  ------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,264,739        800,730
                                                                                  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Investment Securities                                                0        500,938
  Loan Originations, Net                                                            (6,014,554)    (2,721,016)
  Proceeds From Sale of Loans                                                        2,701,402              0
  Proceeds From Sale of Other Real Estate Owned                                        330,773              0
  Purchase of Investment Securities                                                   (480,200)    (5,041,679)
  Proceeds From Maturities and Calls of Investment Securities                          677,220      5,021,440
  Purchase of Bank Premises and Equipment                                             (747,172)      (373,897)
                                                                                  ------------  -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                             (3,532,531)    (2,614,214)
                                                                                  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Noninterest-Bearing Deposits                              269,759     (1,054,906)
  Net (Decrease) in Money Market Deposits                                           (1,827,285)      (750,210)
  Net Increase in Savings and NOW Deposits                                           4,833,442      1,191,811
  Net (Decrease) Increase in Time Deposits                                          (4,805,003)     1,518,103
  Proceeds From Federal Home Loan Bank Advances                                      6,000,000              0
  Repayment of Federal Home Loan Bank Advances                                      (6,000,000)             0
                                                                                  ------------  -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (1,529,087)       904,798
                                                                                  ------------  -------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (3,796,879)      (908,686)
CASH AND CASH EQUIVALENTS, JANUARY 1                                                11,514,530      6,249,574
                                                                                  ------------  -------------
CASH AND CASH EQUIVALENTS, MARCH 31                                               $  7,717,651  $   5,340,888
                                                                                  ============  =============

                            See accompanying notes.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                               BRADENTON, FLORIDA
                                  (CONCLUDED)

                                                                                          (UNAUDITED)
                                                                                  ---------------------------
                                                                                    MARCH 31,     MARCH 31,
                                                                                      1997           1996
                                                                                  ------------  -------------
SHOWN ON THE BALANCE SHEETS AS
------------------------------

  Cash and Demand Deposits Due From Banks                                         $  4,641,470  $   3,909,012
  Federal Home Loan Bank Overnight Accounts and
    Federal Funds Sold                                                               3,076,181      1,431,876
                                                                                  ------------  -------------
  TOTAL CASH AND CASH EQUIVALENTS                                                 $  7,717,651  $   5,340,888
                                                                                  ============  =============


SUPPLEMENTAL CASH DISCLOSURES
-----------------------------

  Interest Paid                                                                   $  2,068,057  $     996,133
                                                                                  ============  =============

  Income Taxes Paid                                                               $          0  $     205,824
                                                                                  ============  =============


                            See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA


NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

             BUSINESS ACTIVITY
             Key Florida Bancorp, Inc. (the Company) is a commercial bank holding company, incorporated under the laws of Florida. It is the parent company of its wholly-owned subsidiary, Liberty National Bank (the Bank), a national bank. The Bank is engaged in bank and bank-related activities. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand.

             Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate.

             BASIS OF PRESENTATION
             The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 1997, the results of its operations for the three months ended March 31, 1997 and 1996, and its cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (CONCLUDED)

             WEIGHTED AVERAGE SHARES OUTSTANDING (CONCLUDED)
             Because the assumed exercise of stock options does not pass the 3% dilution test in accordance with Accounting Principles Board Opinion No. 15 (APB No. 15), the Company is deemed to have a simple capital structure and need only report primary earnings per share. For the three months ended March 31, 1997 and 1996, weighted average number of shares of common stock and common stock equivalents outstanding was computed as follows:

                                                                                          (UNAUDITED)
                                                                                  ---------------------------
                                                                                    MARCH 31,     MARCH 31,
                                                                                      1997           1996
                                                                                  ------------  -------------
             Weighted Average Shares of Common Stock Outstanding                     2,758,129      2,739,847
             Common Shares Assumed Outstanding to Reflect the
               Dilutive Effect of Treasury Common Stock                                   (143)             0
             Common Shares Assumed Outstanding to Reflect the
               Dilutive Effect of Stock Options to Purchase
               Common Stock                                                             12,639          4,207
                                                                                  ------------  -------------
             WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
               STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                        2,770,625      2,744,054
                                                                                  ============  =============

             ACCOUNTING ESTIMATES
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             CASH EQUIVALENTS
             Cash equivalents include cash, demand deposits due from banks, federal funds sold, and Federal Home Loan Bank overnight deposits. Generally, federal funds sold mature within ninety days.


NOTE 2 -     BUSINESS COMBINATION AND COMPARABILITY OF FINANCIAL STATEMENTS

             MERGER WITH KEY FLORIDA BANK, F.S.B.
             On July 30, 1996, effective the close of business, the Company and the Bank closed the merger of Key Florida Bank, F.S.B. with and into the Bank. The Key Florida Bank, F.S.B./Liberty National Bank merger transaction was accounted for under the purchase method of accounting. As a result of the merger, the outstanding shares of the Bank were converted into an aggregate of 1,798,861 shares of Key Florida Bancorp, Inc. common stock resulting in 2,739,847 shares of Key Florida Bancorp, Inc. common stock outstanding after the merger. In connection with the merger, the Bank recorded intangible assets, including a core deposit intangible in the amount of $975,000, which is being amortized over ten years in accordance with guidelines promulgated by the Office of the Comptroller of the Currency (OCC).

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 2 - BUSINESS COMBINATION AND COMPARABILITY OF FINANCIAL STATEMENTS (CONCLUDED)

             COMPARABILITY OF FINANCIAL STATEMENTS
             Due to the aforementioned merger transaction and to the number of shares of the Company's stock issued to Bank shareholders in the merger, a change of control of the Company was deemed to have occurred. Because control changed to Bank shareholders at merger, the comparative financial statements presented for the preceding fiscal period ended March 31, 1996, are those of Liberty National Bank.

             RECAPITALIZATION RESULTING FROM MERGER
             As a result of the merger transaction, the January 1, 1996, balance of the Bank's common stock outstanding and the related balance in par value have been retroactively restated to reflect the number of shares outstanding of the Company and the Company's one-cent par value. Additionally, additional paid-in capital at that date has been restated to reflect the corresponding adjustment of the balance in par value. These adjustments were made to give retroactive application to the aforementioned recapitalization resulting from the merger on July 30, 1996.


NOTE 3 -     INCOME TAXES

             Federal and state income taxes are provided on income reported for financial statement purposes and include both current and deferred income tax expense. Current income tax expense is recorded to reflect income taxes based upon the tax returns filed with the appropriate taxing agencies. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the taxes bases of assets and liabilities and their financial reporting amounts at year end. The change in deferred taxes attributable to the carrying value of investments categorized as "available-for-sale" is recognized as a change in stockholders' equity. The change in deferred income taxes attributable to all other timing differences is recognized as deferred income tax expense or benefit. The tax benefits related to operating loss and tax credit carryforwards, if any, recognized if management believes, based on available evidence, that it is more likely than not that they will be realized. Investment tax credits, if any, are accounted for using the flow-through method.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 3 -     INCOME TAXES (CONCLUDED)

             The Company files consolidated federal and state income tax returns with its subsidiary, the Bank. Federal and state income taxes are allocated between the Company and its subsidiary in proportion to the respective contributions in consolidated taxable income.


NOTE 4 -     LOANS AND ALLOWANCE FOR LOAN LOSSES

       The major categories of loans included in the loan portfolio are:

                                                                                               (UNAUDITED)
                                                                                                MARCH 31,
                                                                                                  1997
                                                                                            -----------------
             Commercial                                                                     $      22,237,201
             Real Estate                                                                          130,300,677
             Installment Loans                                                                      4,736,787
                                                                                            -----------------
             Loans Receivable (Gross)                                                             157,274,665
             Unearned Income                                                                          (96,538)
                                                                                            -----------------
             LOANS RECEIVABLE (NET OF UNEARNED INCOME)                                            157,178,127
             Less:  Allowance for Loan Losses                                                      (1,254,458)
                                                                                            -----------------
             LOANS RECEIVABLE (NET)                                                         $     155,923,669
                                                                                            =================


       Changes in the allowance for loan losses are summaries as follows:

                                                                                               (UNAUDITED)
                                                                                                MARCH 31,
                                                                                                  1997
                                                                                            -----------------
             BALANCE, JANUARY 1, 1997                                                       $       1,321,331
               Provision Charged to Expense                                                            60,000
               Recoveries of Loans Previously Charged Off                                                  31
                                                                                            -----------------
               Total Additions                                                                      1,381,362
               (Loans Charged Off)                                                                   (126,904)
                                                                                            -----------------
             BALANCE, MARCH 31, 1997                                                        $       1,254,458
                                                                                            =================


NOTE 5 -     INVESTMENTS

             The carrying amounts of investment securities as shown on the balance sheet of the Bank and their approximate market value at March 31, 1997, were as follows:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 5 -     INVESTMENTS (CONCLUDED)


                                                               AVAILABLE-FOR-SALE - MARCH 31, 1997
                                                    ---------------------------------------------------------
                                                                       GROSS          GROSS
                                                     AMORTIZED    UNREALIZED        UNREALIZED      MARKET
                                                        COST           GAINS         (LOSSES)        VALUE
                                                    ------------  --------------  -------------  ------------
             U.S. Treasury Securities               $  6,451,380  $        4,462  $     (10,137) $  6,445,705
             U.S. Government Agencies                 15,244,388           9,414       (117,286)   15,136,516
             Mortgage-Backed Securities                3,946,190          40,837        (31,169)    3,955,858
             Obligations of State and Political
               Subdivisions                              413,318           6,613              0       419,931
                                                    ------------  --------------  -------------  ------------
             Total Debt Securities                    26,055,276          61,326       (158,592)   25,958,010
             Equity Securities                         1,192,100               0              0     1,192,100
                                                    ------------  --------------  -------------  ------------
             TOTAL SECURITIES                       $ 27,247,376  $       61,326  $    (158,592) $ 27,150,110
                                                    ============  ==============  =============  ============

             The book value and approximate market value of investments at March 31, 1997, by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or repay obligations with or without prepayment penalties.

                                                                                           SECURITIES
                                                                                       AVAILABLE-FOR-SALE
                                                                                  ---------------------------
                                                                                                   CARRYING
                                                                                    AMORTIZED      (MARKET)
                                                                                       COST         VALUE
                                                                                  -------------  ------------
             Due in One Year or Less                                              $   5,002,478  $  4,963,044
             Due in One Year to Five Years                                           20,634,882    20,574,197
             Due From Five to Ten Years                                                 417,916       420,769
             Other                                                                    1,192,100     1,192,100
                                                                                  -------------  ------------
             TOTAL                                                                $  27,247,376  $ 27,150,110
                                                                                  =============  ============


             Effective December 31, 1993, the Company has adopted the investment categorizations and carrying value rules as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 (FASB No. 115), Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the unrealized gain or loss on investment securities available-for-sale, net of the applicable deferred income taxes, is shown as a separate component of stockholders' equity in the balance sheet. The following is a summary of the effects on the statement of stockholders' equity as of March 31, 1997:

                                                                                                (UNAUDITED)
                                                                                                 MARCH 31,
                                                                                                   1997
                                                                                              ---------------
             Gross Unrealized Loss on Securities Available-For-Sale                           $       (97,266)
             Deferred Income Tax Benefit on Unrealized Loss                                            34,000
                                                                                              ---------------
             Net Decrease in Stockholders' Equity                                             $       (63,266)
                                                                                              ===============


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 6 -     PREMISES AND EQUIPMENT

             A summary of premises and equipment at March 31, 1997, is as follows:

                                                                                                (UNAUDITED)
                                                                                                 MARCH 31,
                                                                                                   1997
                                                                                              ---------------
             Land                                                                             $     1,630,670
             Buildings                                                                              1,937,846
             Furniture, Fixtures and Equipment                                                      3,052,955
                                                                                              ---------------
                                                                                                    6,621,471
             (Accumulated Depreciation)                                                            (1,427,617)
                                                                                              ---------------
             TOTAL PREMISES AND EQUIPMENT                                                     $     5,193,854
                                                                                              ===============


NOTE 7 -     DEPOSITS

             A summary of interest-bearing deposits at March 31, 1997, is as follows:

                                                                                               (UNAUDITED)
                                                                                                MARCH 31,
                                                                                                  1997
                                                                                            -----------------
             Demand                                                                         $      24,322,335
             Savings                                                                               24,452,321
             Time                                                                                 119,828,805
                                                                                            -----------------
             TOTAL INTEREST-BEARING DEPOSITS                                                $     168,603,461
                                                                                            =================


NOTE 8 -     PARENT COMPANY ONLY FINANCIAL STATEMENTS

             Condensed financial statements of Key Florida Bancorp, Inc. (Parent Company only) for the three months ended March 31, 1997, are presented as follows:


                            CONDENSED BALANCE SHEET
                                 MARCH 31, 1997

             ASSETS
               Investment in Wholly-Owned Subsidiary at Equity
                 in Underlying Assets                                                       $      13,035,114
               Other Assets                                                                           123,523
                                                                                            -----------------
             TOTAL ASSETS                                                                          13,158,637
                                                                                            =================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 8 -     PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)


                            CONDENSED BALANCE SHEET
                                 MARCH 31, 1997
                                  (CONCLUDED)

             LIABILITIES AND STOCKHOLDERS' EQUITY

             LIABILITIES
               Cash Overdraft                                                                          69,456
               Notes Payable                                                                          137,749
               Other Liabilities                                                                       78,921
                                                                                            -----------------
             TOTAL LIABILITIES                                                                        286,126
                                                                                            -----------------

             STOCKHOLDERS' EQUITY
               Common Stock                                                                            27,581
               Additional Paid-In Capital                                                          11,400,484
               Retained Earnings                                                                    1,508,202
               (Treasury Stock)                                                                          (490)
               Unrealized (Losses) on Certain Securities                                              (63,266)
                                                                                            -----------------
             TOTAL STOCKHOLDERS' EQUITY                                                            12,872,511
                                                                                            -----------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      13,158,637
                                                                                            =================



                         CONDENSED STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


             INCOME
               Interest Income                                                              $             126
                                                                                            -----------------
             EXPENSES
               Interest                                                                                 3,180
               Other Expense                                                                           93,715
                                                                                            -----------------
             (TOTAL EXPENSES)                                                                         (96,895)
                                                                                            -----------------
             (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
               SUBSIDIARY                                                                             (96,769)
             INCOME TAX BENEFIT RESULTING FROM FILING CONSOLIDATED
               INCOME TAX RETURNS                                                                      36,550
             EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                                             286,174
                                                                                            -----------------
             NET INCOME                                                                     $         225,955
                                                                                            =================



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONCLUDED)

NOTE 8 -     PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONCLUDED)


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


             CASH FLOWS FROM OPERATING ACTIVITIES
               Net Income                                                                   $         225,955
               Adjustments to Reconcile Net Income to Net Cash (Used In)
                 Operating Activities:
                   Depreciation                                                                         2,435
                   Income From Subsidiary                                                            (286,174)
                   Other                                                                              (12,780)
                                                                                            -----------------
             NET CASH (USED IN) OPERATING ACTIVITIES                                                  (70,564)
                                                                                            -----------------
             CASH FLOWS FROM INVESTING ACTIVITIES
               Purchase of Premises and Equipment                                                        (427)
                                                                                            -----------------
             CASH FLOWS FROM FINANCING ACTIVITIES
               Repayments on Notes Payable                                                             (5,304)
                                                                                            -----------------
             (DECREASE) IN CASH                                                                       (76,295)
             CASH, JANUARY 1                                                                            6,839
                                                                                            -----------------
             CASH OVERDRAFT, MARCH 31                                                       $         (69,456)
                                                                                            =================



                           KEY FLORIDA BANCORP, INC.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the first quarter of fiscal 1997 ending March 31, 1997. Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at March 31, 1997, and the results of operations of the Company and for Liberty National Bank for the three months ended March 31, 1997 and 1996, respectively. This discussion should be read in conjunction with the unaudited consolidated financial statements and related unaudited footnotes of the Company presented elsewhere within.

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

Management's discussion and analysis of earnings and related financial data are presented herein to assist in an understanding of the financial condition of the Company at, and results of operations of the Company for, the three months ended March 31, 1997.

Recent Developments

During the fourth quarter of 1996, Bancorp purchased an existing structure in Ellenton, Florida (Manatee County), and renovated it for use as its seventh branch location. The Ellenton branch opened early January 1997.



                                      (17)

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

The Bank has numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit at other financial institutions, a line of credit with the Federal Home Loan Bank, the sale of securities from its available-for-sale portfolio, whole loan sales and growth in its core deposit base. As a member of the Federal Home Loan Bank system the Bank has the ability to borrow on a secured basis utilizing mortgage related loans and securities as collateral. At March 31, 1997 the Bank had no advances with the Federal Home Loan Bank. The Bank also had an available line of credit of $10 million.

The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency, such as federal funds sold and United States securities and securities guaranteed by the United States. At March 31, 1997, the Company had a liquidity ratio of 14.26%.

Liquidity, as measured in the form of cash and cash equivalents, totaled $7,717,651 at March 31, 1997. At March 31, 1996, cash and cash equivalents totaled $5,340,888, an increase of 44.5% from March 31, 1996 to March 31, 1997. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments occurring in the Bank's investment securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing (primarily in loans and securities) and from financing (primarily through deposit generation and short-term borrowings) are in excess of cash flows from operations. For the three months ended March 31, 1997, the cash flow from operations of $1,264,739 was higher than the same period 1996. Cash flows from investing activities primarily reflect the net increase in loans due to continued strong loan demand. The cash flows from financing activities at March 31, 1997 reflect the decrease in deposits resulting from a decrease in money market deposits partially offset by an increase in noninterest bearing demand deposits.





                                      (18)

                          KEY FLORIDA BANCORP, INC.

Liquidity Management - Continued

Capital Resources

As mentioned previously, the Bank's principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales and maturities of investment and mortgage-backed securities. The Bank uses its capital resources primarily to fund existing and continuing loan commitments and to purchase investment and mortgage-backed securities. At March 31, 1997 and 1996, the Bank had commitments to originate loans totaling $2,594,500 and $3,100,000, respectively, and had issued but unused standby letters of credit of $546,000 and $58,000, respectively. Scheduled maturities of certificates of deposit during the twelve months following March 31, 1997 and 1996, totaled $86 million and $34 million, respectively. Management believes that the Bank has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

The Federal Reserve Board's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies and banks.

Based upon their respective regulatory capital ratios at March 31, 1997 both the Company and the Bank are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of the Company and the Bank and the regulatory categories for a well capitalized bank under the regulatory framework for prompt corrective action (all three regulatory capital ratios) at both March 31, 1997 and 1996, respectively:


                                                                         Actual Ratios               To Be Well
                                                                   -------------------------      Capitalized Under
                                                                   March 31,        March 31,      Prompt Corrective
                                                                     1997              1996        Action Provisions
                                                                   --------        ---------        -----------
Risk Based Ratios
     Tier 1 Capital to risk-weighted assets                            9.34%         10.81%              6.0%
     Total Equity Capital to risk-weighted assets                     10.31%         11.92%             10.0%
     Tier I Capital to adjusted total assets-
          leverage ratio                                               6.12%          7.82%              5.0%





                                     (19)

                          KEY FLORIDA BANCORP, INC.

Capital Resources - Concluded


The following were the essential components of the Company and the Bank's risk-based capital ratios (in thousands):


                                      Key Florida Bancorp, Inc.   Liberty National Bank
                                            March 31,                     March 31,
                                             1997                           1997
                                      ------------------------    ---------------------
Tier 1 Capital
   Common Stock                               $     28                 $  4,797
   Additional Paid-in Capital                   11,400                    1,751
   Retained Earnings                             1,508                    1,064
   Intangible assets                              (761)                       0
                                              --------                 --------
     Total Tier 1 Capital                       12,175                    7,612
                                              --------                 --------

Tier 2 Capital
   Allowance for loan losses, as limited         1,254                      760
                                              --------                 --------
   Total Tier 2 Capital                          1,254                      760
                                              --------                 --------
Total risk-based Capital                      $ 13,429                 $  8,372
                                              ========                 ========
Risk-weighted Assets                          $130,286                 $ 70,416
                                              ========                 ========

During the three months ended March 31, 1997 the Company's Tier 1 Capital ratio increased by 30 basis points and the Total Capital ratio increased by 26 basis points. Though the total risk-weighted assets increased approximately $3,157,000 during the three months ended March 31, 1997 the increase was accompanied by an increase in Tier 1 Capital for the quarter ending
March 31, 1997.




                                     (20)

                          KEY FLORIDA BANCORP, INC.




ITEM 2 - CONTINUED

RESULTS OF OPERATIONS

Three months ended March 31, 1997, compared to three months ended March 31,
1996

General

The Company's net income was $225,955 or $.08 per share for the three months ended March 31, 1997 as compared to the Bank's net income of $199,171, or $.08 per share for the three months ended March 31, 1996, or an increase of $26,784 or 13.45%. The Company's income before taxes on income was $347,655 for the three months ended March 31, 1997, as compared to $318,454 for the Bank for the three months ended March 31, 1996, or an increase of $29,201, or 9.17%.

The total interest earning assets increased from $89,227 at March 31, 1996 to $186,845 at March 31, 1997. The increase in total interest earning assets was due in large part to the merger with Key Florida Bank, F.S.B. in 1996. The average yield on interest earning assets increased from 8.45% at March 31, 1996 to 8.52% at March 31, 1997. The average yield on loans decreased during this period from 9.38% to 8.97%, this was due to the large number of residential real estate mortgages obtained in the merger with Key Florida Bank, F.S.B. While residential real estate mortgages carry a weighted average yield which is typically less than a similar sized commercial loan they generally have a lower level of risk and bring a measure of increased asset quality. The average yield on investments increased from 5.67% at March 31, 1996 to 6.01% at March 31, 1997. During the fourth quarter of 1996 the Bank reduced its position in mortgage-backed securities due to market price sensitivity and reinvested in U.S. Treasury and government agency securities primarily due to higher yield opportunities. The average rate paid for interest-bearing liabilities decreased from 5.05% at March 31, 1996 to 4.80% at March 31, 1997. There was also a decrease from the end of 1996 of 4.90%, a decrease of 10 basis points, or 2.0%. The decrease during the quarter ended March 31, 1997 was primarily due to the repricing of approximately $6.1 million in time deposits, which had been at rates in excess of 6.30%, to a lesser rate. The decrease in the average rate paid on interest-bearing liabilities from March 31, 1996 to March 31, 1997 was primarily due to the repricing of approximately $20 million of time deposits which were at rates in excess of 6.50%.

The interest rate spread has increased from 3.40% at March 31, 1996 to 3.72% at March 31, 1997, primarily due to time deposits repricing at lower rates of interest and the Banks' loan to deposit ratio increasing. At year-end the loan to deposits ratio was at 82.04% and increased during the first quarter of 1997 to 83.88%.

The following table shows selected ratios for the periods ended:

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                 1997                  1996
                                                                                -----                  ----
Average equity as a percentage of average assets                                6.40%                 7.87%
Equity to total assets at end of period                                         6.44%                 7.70%
Return on average assets                                                         .45%                  .84%
Return on average equity                                                        7.07%                10.63%
Interest expense to average assets                                              3.60%                 2.77%
Interest income to average earning assets                                       8.54%                 8.45%
Interest expense to average interest-bearing liabilities                        5.00%                 5.05%
Net interest margin                                                             4.13%                 4.07%


                                      (21)

                          KEY FLORIDA BANCORP, INC.




ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (Continued)

General (Continued)

The following tables set forth for the periods indicated, information regarding
(1) the total amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yield (ii) the total total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost (iii) net interest/dividend income; (iv) interest rate spread; and (v) net interest margin.

                                                           Three Months Ended March 31,
                                   ------------------------------------------------------------------------------------
                                                      1997                                      1996
                                   ------------------------------------       -----------------------------------------
                                                                    (Dollars in Thousands)
                                                  Interest      Average                       Interest         Average
                                   Average          and          Yield/       Average            and            Yield/
                                   Balance       Dividends        Rate        Balance         Dividends          Rate
Interest-bearing assets:
Loans (1)                         $158,580        $3,557         8.97%         $67,086          $1,574           9.38%
Investment and mortgage-
  backed securities                 27,914           420         6.01%          20,468             290           5.67%
Other interest-earning assets(2)       351             5         5.69%           1,673              22           5.26%
                                  --------        ------         ----          -------          ------           ----
  Total interest-earning assets    186,845         3,982         8.52%          89,227           1,886           8.45%

Noninterest-earning assets          12,782                                       5,949
                                  --------                                      ------

Total assets                      $199,627                                     $95,176
                                  ========                                     =======

Interest-bearing liabilities:
  Demand, money market and
    NOW deposits                  $ 24,491           164         2.68%         $13,910          $   85           2.44%
Savings                             22,710           256         4.51%           4,410              39           3.54%
Certificates of deposit            121,165         1,600         5.28%          58,942             852           5.78%
Other borrowings                     2,669            33         4.95%             215               3           5.58%
                                  --------        ------         ----          -------          ------           ----
  Total interest-bearing
    liabilities                    171,035         2,053         4.80%          77,477             979           5.05%
                                  --------        ------         ----          -------          ------           ----
Noninterest-bearing liabilities     15,810                                      10,212

Stockholders' equity                12,782                                       7,487
                                  --------                                     -------

Total Liabilities and
  Stockholders' equity            $199,627                                     $95,176
                                  ========                                     =======

Net interest/dividend income                      $1,929                                        $  907
                                                  ======                                        ======

Interest-rate spread(3)                                          3.72%                                           3.40%
                                                                 ====                                            ====

Net interest margin(4)                                           4.13%                                           4.07%
                                                                 ====                                            ====

Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                 1.09%                                       1.15%
                                  ========                                     =======


(1)  Includes nonaccrual loans.

(2)  Includes interest-bearing deposits on other banks and federal funds sold.

(3) Interest-rate spread represents the difference between the average-yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin is net interest income divided by average interest-earning assets.



                                      (22)

                          KEY FLORIDA BANCORP, INC.

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


                                                                         Three Months Ended March 31,
                                                                            1997 Compared to 1996
                                                                   -----------------------------------------
                                                                           (Dollars in  thousands)
                                                                   -----------------------------------------
                                                                     Rate             Volume          Total
                                                                     ----             ------          ------
Interest-earning assets:
     Loans                                                        $  (111)          $    2,094      $   1,983
     Investment and mortgage back securities                           18                  112            130
     Other interest-earning assets                                      2                  (19)           (17)
                                                                  -------            ---------      ---------
                     Total                                            (91)               2,187          2,096
                                                                  -------            ---------      ---------
Interest-bearing liabilities
      Demand money market and NOW deposits                              9                   70             79
      Savings                                                          13                  204            217
      Certificate of Deposit                                          (57)                 808            751
      Other borrowings                                                  0                   33             33
                                                                  -------            ---------      ---------
                      Total                                           (35)               1,115          1,080
                                                                  -------            ---------      ---------
Net change in net interest income                                     (56)               1,072          1,016
                                                                  =======            =========      =========



                                      (23)

                          KEY FLORIDA BANCORP, INC.




ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

Net interest Income (Continued)

The Company's net interest income was $1,925,766 for the three months ended March 31, 1997 compared with $909,787 for the Bank for the three months ended March 31, 1996, or an increase of $1,015,979 or 112%. This increase in net interest income resulted primarily from the increase in the loan portfolio due to the merger with Key Florida Bank, F.S.B. The 136% volume increase in the average balance of the loan portfolio for the first three months of 1997 as compared to the first three months of 1996 resulted in a 126% increase in loan interest income. As the above rate/volume variance table indicates the increase in interest income in the first quarter of 1997 was primarily driven by the increased volume of loans and to a lesser extent by an increased volume of investment securities.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. During the three months ended March 31, 1997, the provision for loan losses was $60,000, as compared to $60,000 during the three months ended March 31, 1996. Management believes that the allowance at March 31, 1997 was adequate. See "--Financial Condition--Allowance for Loan Losses". As of March 31, 1997, the allowance for loan losses was 0.79% of total loans outstanding.

Noninterest Income

Noninterest income is composed primarily of service charges and fees but also includes gains or losses on the sale of loans, gains or losses on the disposition of bank premises and equipment, gain or losses on the sale of other real estate owned and the gain or loss on the sale of investment securities. During the three months ended March 31, 1997, noninterest income was $239,086 as compared to $112,574 during the three months ended March 31, 1996 or an increase of $126,512 or 112.38%. This increase was primarily attributable to the gains on sale of loans of $44,936 and gains of $35,276 recorded on the sale of other real estate owned.




                                      (24)

                          KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expenses

During the three months ended March 31, 1997, noninterest expenses were $1,757,197 as compared to $643,907 during the three months ended March 31, 1996, or an increase of $113,290 or 173%. The following sets forth additional information on certain other expenses categories which had significant changes.

Compensation and benefits increased $454,472 or 142% to $773,197 during the three months ended March 31, 1997 from $319,266 during the three months ended March 31, 1996. This increase is primarily due to the merger of the bank with Key Florida Bank, F.S.B. on July 30, 1996. Prior to the merger of the two financial institutions, the number of full time equivalent employees at the Bank had averaged 44. Since the merger transaction occurred the average number of full time equivalent employees is approximately 82.

Occupancy expenses increased $178,454 or 180% to $277,526 during the three months ended March 31, 1997 from $99,072 during the three months ended March 31, 1996. This increase is also attributable to the merger with Key
Florida F.S.B. The Bank had three branch offices prior to the merger transaction and acquired the three branch offices of Key Florida Bank, F.S.B.

Data processing expenses increased $56,961 or 140% to $97,559 during the three months ended March 31, 1997 from $40,598 during the three months ended March 31, 1996. This increase was the result of the merger transaction with Key Florida Bank, F.S.B. During the fourth quarter of 1996 the Bank converted its data processing systems to one service bureau and now has a management information system which will allow for the continued growth of the Bank.

FDIC insurance assessments decreased $9,312, or 23.52%, to $30,288 during the three months ended March 31, 1997 from $39,600 during the three months ended March 31, 1996. At March 31, 1997 the Bank is a well capitalized financial institution under regulatory guidelines and is assessed insurance premiums at the lowest assessable rate.

Other expenses were $578,086 for the three months ended March 31, 1997, as compared to $145,371 during the three months ended March 31, 1996, or an increase of $432,715, or 298%. The increase in other expenses was primarily due to the merger with Key Florida Bank, F.S.B. resulting in the doubling in size of the Bank. Included in Other Expenses is the amortization of the core deposit intangible (See Note 2 to the Notes to Unaudited Financial Statements - "Merger with Key Florida Bank, F.S.B."), which is a direct result of the purchase of Key Florida bank, F.S.B. The amount of the amortization during the first quarter of 1997 was $80,233. During the quarter ended March 31, 1997 the Company paid costs of $36,119 associated with its registration statement and application fees to NASDAQ to have its stock publicly traded on the NASDAQ market.





                                      (25)

                          KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONCLUDED)


Taxes on Income

During the three months ended March 31, 1997 and 1996, the Company and the Bank recorded taxes on income of $121,700 and $119,283 respectively, reflecting effective income tax rates of 35.00% in 1997 and 37.46 % in 1996.

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

As a part of the Bank's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate sensitive" and monitors the Bank's interest rate sensitivity "gap." An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

The ALCO Committee's policy is to maintain a cumulative one-year gap which falls in the range of (5%) to 10% of total assets. Management attempts to conform to this policy by managing the maturity distribution of its investment portfolio and emphasizing origination's and purchases of adjustable rate loans, and by managing the product mix and maturity of its deposit accounts.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated


                                      (26)

                          KEY FLORIDA BANCORP, INC.

ASSETS/LIABILITY MANAGEMENT (CONTINUED)

with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment (on loans) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a quarterly basis, the maturity and repricing of assets and liabilities.

The Bank's cumulative nine month gap at March 31, 1997 was a positive 10.08% which was within the target range established by the ALCO Committee. Management believes that the foregoing interest rate sensitivity analysis does not take into account the potential impact of prepayments on fixed rate loans (which would tend to mitigate the effect of a negative gap). Also, management believes the analysis assumes all NOW and statement savings accounts will reprice immediately, although management considers at least a portion of such accounts to be "core deposits" which management believes would not reprice in direct response to changes in market interest rates, and therefore would tend to mitigate the effect of a negative gap.

Principal among the Bank's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce the Bank's exposure during periods of fluctuating interest rates. Management believes that the type and amount of the Bank's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on the Bank's net interest income.
The Bank seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. The Bank's demand, money market, and NOW deposit accounts, approximated 13.05% of total deposits at March 31, 1997. These accounts bore a weighted average rate of 2.68% and 2.44% during the three months ended March 31, 1997, and during the three months ended March 31, 1996, respectively. Management anticipates that these accounts will continue to comprise a significant portion of the Bank's total deposit base. At March 31, 1997, 3.86% of total assets consisted of cash and cash equivalents and short-term investment securities. The Bank also maintains a "floor", or minimum rate, on certain of its floating or prime based loans. These floors allow the Bank to continue to earn a higher rate when the floating rate falls below the established floor rate.





                                      (27)

                           KEY FLORIDA BANCORP, INC.

ASSET/LIABILITY MANAGEMENT (CONCLUDED)

The following table sets forth certain information relating to Bank's interest-earning assets and interest-bearing liabilities at March 31, 1997 that were estimated to mature or were scheduled to reprice within the period shown:


                                                                       (Dollars in thousands)
                                              0-3                    4-12                  More than
                                            Months                  Months                 One Year                Total
                                            --------               --------                --------               --------
Loans receivable:(1)
   Adjustable-rate                          $ 33,898               $ 53,170                 $16,669               $103,737
   Fixed-rate                                  5,479                  5,575                  42,484                 53,538
                                            --------               --------                 -------               --------
       Total loans                            39,377                 58,745                  59,153                157,275


Federal funds sold and Federal Home
   Loan Bank Overnight Account                 3,076                      0                       0                  3,076
Investment and mortgage-backed
   Securities(2)                               1,100                  4,855                  21,195                 27,150
                                            --------               --------                 -------               --------
       Total rate-sensitive assets          $ 43,553               $ 63,600                 $80,348               $187,501
                                            --------               --------                 -------               --------

Deposit accounts(2)
   Money market deposits                    $  9,071               $      0                 $     0               $  9,071
   NOW and savings deposits                   39,703                      0                       0                 39,703
   Certificates of deposit                    31,119                 58,949                  29,761                119,829
                                            --------               --------                 -------               --------
       Total rate-sensitive liabilities       79,893                 58,949                  29,761                168,603
                                            --------               --------                 -------               --------
GAP (repricing differences)                 $(36,340)              $  4,651                 $50,587               $ 18,898
                                            ========               ========                 =======               ========

Cumulative GAP                              $(36,340)              $(31,911)                $18,898
                                            ========               ========                 =======

Cumulative GAP/total assets                  (19.38%)               (17.02%)                 10.08%




-------------------------

(1) In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed rate loans were scheduled according to their contractual maturities.

(2) Excluded noninterest bearing deposit accounts, money market, NOW, and savings deposits were regarded as maturing immediately. All other time deposits were scheduled through the maturity dates. Investment and mortgage-backed securities were scheduled through their contractual maturity dates.





                                      (28)

                          KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION


Lending Activities

A significant source of income for the Company is the interest earned on loans. At March 31 1997, the Company's total assets were $199.99 million and its net loans were $155.92 million or 77.96% of total assets. At March 31, 1996, the Bank's total assets were $97.77 million and its net loans were $68.4 million or 69.96% of total assets.

Lending activities were conducted pursuant to a written policy which has been adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by loan committee comprised of certain directors of the Bank.

The following table sets forth information concerning the Company loan portfolio by type of loan at the dates indicated:

                                                                               (Unaudited)
                                                           March 31,                                  March 31,
                                                   -------------------------------             ---------------------------
                                                             1997                                         1996
                                                   -------------------------------             ---------------------------
                                                                           (Dollars In Thousands)
                                                                      % of                                           % of
                                                   Amount             Total                       Amount             Total
                                                   ------           ---------                     ------             --------
Commercial, Financial
      and Agricultural Loans                       $ 22,237             14                        $  13,599             20
Real Estate Loans                                   130,301             83                           50,309             73
Consumer Loans                                        4,737              3                            5,308              7
                                                   --------           ----                        ---------           ----
                 TOTAL LOANS                       $157,275            100%                          69,216            100%
                                                                      ====                                            ====

Less:
Deferred Loan Fees                                      (96)                                            (51)
Allowance for Credit Losses                          (1,254)                                           (760)
                                                   --------                                       ---------
                 LOANS, NET                        $155,925                                       $  68,405
                                                   ========                                       =========


The net loan originations were at an annualized rate of $24.1 million for the three months ended March 31, 1997. The continued strong loan origination's from December 31, 1996 to March 31, 1997 can be attributed to (i) continued loan demand in the Bank's primary market areas of Manatee and Sarasota Counties, Florida and (ii) the doubling of the Bank's branch network due to the merger with Key Florida Bank, F.S.B. in July 1996. Also, the bank opened its seventh branch location in January 1997 in Ellenton, Florida which has increased its loan demand.





                                      (29)

                          KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Asset Quality

Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. As of March 31, 1997 and December
31, 1996, approximately 83% and 78%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of March 31, 1997 total nonperforming assets were $2,761,000 or 1.38% of total assets. As of December 31, 1996, total nonperforming assets were $2,131,000 or 1.06% of total assets. For the three months ended March 31, 1997, the total nonperforming assets to total assets ratio increased to 1.11% from 0.80% at December 31, 1996, due in large part to $504,000 in commercial loans being placed on nonaccrual at the end of the quarter. Subsequent to quarter-end management restructured these loans into a single credit and added mortgages on the borrowers residence and income producing property to further secure the Bank's collateral position. In an effort to maintain the quality of the loan portfolio management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on the Bank's profitability. However, as part of its loan portfolio management strategy, the Bank generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management generally make physical inspections of properties being considered for mortgage loans.

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


Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as March 31, 1997.

         Commercial loans                  14%
         Real estate mortgage loans        83%
         Installment and other loans        3%

The Loan Committee of the Board of Directors of the Bank concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of the Bank has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.


                                      (30)

                          KEY FLORIDA BANCORP, INC.




ITEM 2 - CONTINUED

FINANCIAL CONDITION (CONTINUED)

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


The following table sets forth certain information on nonaccrual loans and other real estate owned, the ratio of such loans and other real estate owned to total loans and total assets as of the dates indicated, and certain other related information





                                      (31)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)


Classification of Assets (Continued)

                                                    At March 31,               At December 31,
                                          ---------------------------          ---------------
                                            1997                1996                1996
                                          ---------         ---------          ---------------
                                                        (Dollars in thousands)
Nonaccrual loans:
   Commercial real estate                 $     46             $     0              $    360
   Residential mortgage loans                1,285                  66                 1,003
   Commercial loans                            695                 500                   208
   Consumer and other loans                    191                  23                    35
                                          --------             -------              --------
      Total nonaccrual loans                 2,217                 589                 1,606


Accruing loans 90 days or more past due         96                   0                     0
Troubled debt restructuring                      0                   0                     0
                                          --------             -------              --------
      Total nonperforming loans           $  2,313             $   589              $  1,606
                                          ========             =======              ========

Repossessed Assets:
   Real estate acquired by foreclosure
      or deed in lieu of foreclosure      $    120             $   145              $    145
   Other repossessions                         404                   0                   380
                                          --------             -------              --------
      Total Repossessed Assets            $    524             $   145              $    525
                                          ========             =======              ========


Total nonperforming assets                $  2,837             $   734              $  2,131
                                          ========             =======              ========

Total nonperforming assets to
   total assets                              1.42%               0.76%                 1.06%
                                          ========             =======              ========

Total nonperforming loans as a
   percentage of total loans                 1.47%               0.85%                 1.04%
                                          ========             =======              ========

Total nonperforming loans as a
   percentage of total assets                1.16%               0.61%                 0,80%
                                          ========             =======              ========

Period-end total loans                    $157,275             $69,216              $155,107
                                          ========             =======              ========

Average loans outstanding, net(1)         $157,318             $67,086              $103,731
                                          ========             =======              ========


(1) Average loans outstanding less the average allowance for loan losses


                                      (32)

                          KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)


Classification of Assets (Concluded)

Nonperforming assets (other real estate owned, other repossessed assets and nonaccrual loans) at March 31, 1997 were $2,837,000, an increase of $706,000 or 33.13% from December 31, 1996. As previously mentioned, $504,000 of the increase was due to commercial loans to a single borrower that were placed on nonaccrual status during the quarter and was restructured subsequent to quarter-end.

As of March 31, 1997, loans 30 to 89 days delinquent totaled $3,767,000 and consisted primarily of real estate loans totaling $3,348,000 or 88.88% of total loans 30 to 89 days delinquent. The remaining $419,000 of loans 30 to 89 days delinquent consisted $185,000 of consumer installment loans and $234,000 of commercial loans. Within two weeks after the quarter-end approximately $2.35 million of delinquent loans had been brought current and the delinquency ratio on commercial and commercial real estate loans had improved from 3.86% to 1.12% and the delinquency ratio on residential real estate had improved to 3.44% from 4.46%.

Due to the merger and the approximate doubling of the Bank's loan portfolio, management continues its special review of the Bank's loan portfolio and has instituted a number of procedures intended to improve the identification, evaluation, and resolution of the Bank's problem assets. As a result of these actions, the senior management and loan staff of the Bank meet periodically to review all past due and nonperforming loans and to discuss collection efforts. The Board of Directors of the Bank also reviews problem assets on a monthly basis. Additionally, an independent firm has been retained to oversee periodic loan reviews and make recommendations for improvement. The Bank's underwriting practices also have been enhanced by the establishment of a Bank credit policy department separate from the loan origination function and a change in loan origination authorities.





                                      (33)

                          KEY FLORIDA BANCORP, INC.





ITEM 2 - CONTINUED

FINANCIAL CONDITION (CONTINUED)


Allowance for Loan Losses

In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the loan as well as general economic conditions. It is management's policy to attempt to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of any delinquencies and loan portfolio quality. Specific allowances are provided for individual loans, in accordance with FASB No. 114, when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the fair value of the collateral for the loan. Management recognizes the greater inherent risks in connection with commercial and consumer lending

Management continues to monitor the Bank's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. The Bank's allowance was $1,254,458 or 0.79% of total loans at March 31, 1997. The allowance was $1,321,331 or .85% of total loans at December 31, 1996. The lower percentage of the allowance to total loans at March 31, 1997 was due to the increase in the residential real estate loan portfolio which are typically lower risk loans with readily salable collateral which bring a measure of increased asset quality.





                                      (34)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Allowance for Loan Losses (Continued)


The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated:


                                                    Three Months Ended    Year Ended
                                                       March 31, 1997   December 31, 1996
                                                    ------------------  -----------------
Allowance at beginning of period                           $  1,321         $    704
Allowance brought forward from merger                             0              528
Charge-offs:
   Commercial loans                                            (116)            (111)
   Real Estate                                                    0              (30)
   Consumer loans                                               (11)             (33)
                                                           --------         --------
      Total loans charged-off                                  (127)            (174)
                                                           --------         --------
Recoveries                                                        0                0
                                                           --------         --------
      Net charge-offs                                          (127)            (168)
                                                           --------         --------
Provision for credit losses charged to
   operating expenses                                            60              257
                                                           --------         --------
Allowance at end of period                                 $  1,254         $  1,321
                                                           ========         ========
Net charge-offs as a percentage of
   average loans outstanding                                  0.80%            0.16%
                                                           ========         ========
Allowance for credit losses as a
   percentage of period-end total loans                       0.79%            0.85%
                                                           ========         ========
Allowance for credit losses as a
   percentage of nonperforming loans                         54.22%           82.25%
                                                           ========         ========
Period-end total loans                                     $157,275         $155,107
                                                           ========         ========
Average loans outstanding, gross                           $158,580         $104,728
                                                           ========         ========







                                      (35)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Allowance for Loan Losses (Concluded)

The following table presents information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                                (Dollars in thousands)
                                  Three Months Ended March 31, 1997                  Year Ended December 31, 1996
                                  -----------------------------------                ----------------------------
                                                            % of                                         % of
                                                          Loans to                                      Loans to
                                                            Total                                        Total
                                  Amount                    Loans                      Amount            Loans
                                  ------                    -----                      ------            -----
Commercial loans                  $  482                     38.4%                     $  596              45.1%
Real Estate                          609                     48.6%                        585              44.3%
Consumer loans and other             163                     13.0%                        140              10.6%
                                  ------                     ----                      ------              ----
  Total allowance for
       loan losses                $1,254                    100.0%                      1,321             100.0%
                                  ======                    =====                      ======             =====


The allowance for loan losses represented 0.79% of the total loans outstanding as of March 31, 1997 compared with .85% of the total loans outstanding as of December 31, 1996. The amount of the provision for loan losses charged to expense in each of the periods presented above represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated credit losses. Such estimates were based on management's assessment of the current and future general economic conditions in the Bank's market area, the risk levels associated with the particular composition of the loan portfolio during such periods, and the Bank's past collection experience.

On a quarterly basis management performs a calculation of its required loan loss reserve using historical loan loss rates and giving weight to risk-related loans by loan pool groups. The Bank analyzes the reserve requirements and based on this analysis, which again gives relative risk weight to loan pools, the Bank has determined that its reserve balance was adequate at March 31, 1997.

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





                                      (36)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Deposit Activities (Continued)

                                                       March 31,                                 December 31,
                                                         1997                                        1996
                                           ----------------------------------             -----------------------------
                                                                       (Dollars in thousands)
                                                                       % of                                       % of
                                            Amount                    Deposit               Amount              Deposit
                                           --------                  --------              --------             -------

Demand deposit                             $ 17,281                    9.30%                $ 17,011             9.08%
NOW deposits                                 15,185                    8.17%                  14,902             7.95%
Money market                                  9,071                    4.88%                  11,210             5.98%
Saving accounts                              24,452                   13.15%                  19,590            10.46%
Time deposits under $100,000                 99,471                   53.51%                 103,050            55.00%
Time deposits $100,000 and over              20,424                   10.99%                  21,584            11.53%
                                           --------                  -------                --------           -------
   Total deposits                          $185,884                  100.00%                $187,347           100.00%
                                           ========                  =======                ========           =======






Time deposits included individual retirement accounts ("IRA") totaling 10.55 million and 11.02 million as of March 31, 1997 and December 31, 1996, respectively, all of which are in the form of certificates of deposit.

The Company's deposits decreased $1.46 million or 0.78% to $185.88 million as of March 31, 1997, from $187.35 million as of December 31, 1996. This decrease was primarily attributable to a decrease in time deposits under $100,000.

Management believes that the Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank. Management believes that substantially all of the Bank's depositors are residents in its primary market area. The Bank currently does not accept brokered deposits. As shown in the table below, a significant amount of the Bank's certificates of deposit will mature during the year ending December 31, 1997. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice management anticipates that substantially all of the Bank's certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, bank management does not believe that the maturity of the Bank's certificates of deposit during the year ended December 31, 1997 will have a material adverse effect on the Bank's liquidity. However, if the Bank is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on the Bank's net income.

As of March 31, 1997 and December 31, 1996 all time certificates of deposit mature as follows:



                                                          March 31,                             December 31,
                                                            1997                                    1996
                                                       --------------                           --------------
Due in three months or less                            $       31,119                           $       39,300
Due from three months to one year                              58,949                                   50,970
Due over one year                                              29,761                                   34,364
                                                       --------------                           --------------
                                                       $      119,829                           $      124,634
                                                       ==============                           ===============







                                      (37)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONCLUDED)

Investment Securities

The Bank's investment securities at March 31, 1997 primarily consisted of United States Treasury and Government Agency securities. Although investment securities generally have a lower yield than loans, investment securities increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than loans, and may be used to collateralize borrowing or other obligations of the Bank. Due to repayment and prepayments of the underlying loans mortgage-backed securities are substantially less than the scheduled maturities. Changes in interest rates may also affect the average life, yield to maturity, and related market value of the Bank's securities portfolio.

The following table sets forth the carrying value of investment securities held by the Bank at the dates indicated:


                                                       March 31, 1997                         December 31, 1996
                                           ----------------------------------             -----------------------------
                                            Amortized               Market                  Amortized          Market
                                               Cost                  Value                    Cost              Value
                                           ---------                ---------             -----------         ---------
                                                                         (Dollars in thousands)

Investment securities:
U.S. Treasury securities                    $ 6,451                  $ 6,445                 $ 6,444            $ 6,470
U.S. Government Agency securities            15,244                  $15,137                 $15,798            $15,723
Mortgage-backed securities                    3,946                    3,955                   4,062              4,075
State revenue obligations                       413                      420                     427                435
Other equity securities                     $ 1,193                    1,193                     711                711
                                            -------                  -------                 -------            -------
   Total investment securities              $27,247                  $27,150                 $27,442            $27,414
                                           ========                  =======                 =======            =======





                                      (38)

                          KEY FLORIDA BANCORP, INC.





ITEM 2 - CONTINUED

FINANCIAL CONDITION (CONCLUDED)

Investment Securities (Continued)

As of March 31, 1997 and December 31, 1996, time deposits of $100,000 and over mature as follows:

                                                   March 31, 1997                            December 31, 1996
                                           ----------------------------------             -----------------------------
                                                                          (In thousands)
Due in three months or less                           $ 5,663                                     $ 7,321
Due from three months to one year                      10,258                                       8,666
Due over one year                                       4,437                                       4,147
                                                      -------                                     -------
   Total time deposits $100,000 and over              $20,358                                     $20,134
                                                      =======                                     =======

The following table shows the average amount of and the average rate paid on each of the following deposit account categories during the period indicated:

                                                                       (Dollars in thousands)
                                                  Three Months Ended                              Year Ended
                                                    March 31, 1997                            December 31, 1996
                                           ----------------------------------             -----------------------------
                                            Average                 Average                 Average             Average
                                            Balance                   Rate                  Balance               Rate
                                           ---------                ---------             -----------         ---------
Demand Money Market and NOW                 $ 24,491                   2.68%                $ 19,380               2.95%
Savings deposits                              22,710                   4.51%                  10,151               3.87%
Certificate of deposit                       121,165                   5.28%                  87,558               5.50%
                                            --------                   -----                --------               -----
Total Interest-bearing deposits             $168,366                   4.80%                $117,089               4.93%
                                            ========                   =====                ========               =====



                                      (39)

                          KEY FLORIDA BANCORP, INC.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits

         27      Financial Data Schedule (for SEC use only)


         Reports


         No reports on Form 8-K were filed during the quarter ended March 31, 1997.


Signatures

Pursuant to the requirement of The Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KEY FLORIDA BANCORP, INC.
                                 (REGISTRANT)


DATED: May 14, 1997     BY:      /S/ Steven R. Jonsson, President
                                 --------------------------------------------
                                     Steven R. Jonsson, President

DATED: May 14, 1997     BY:     /S/ Michael L. Hogan, Vice President/Treasurer
                                ----------------------------------------------
                                    Michael L. Hogan, Vice President/Treasurer