Form 10QSB
period 1997-06-30
KEY FLORIDA BANCORP INC
filed 1997-08-13
CIK 836864

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

        [X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

As of August 14, 1997 there were outstanding 2,758,129 shares of the Registrant's Common Stock.

                          KEY FLORIDA BANCORP, INC.
               FORM 10-QSB - For the Quarter Ended June 30, 1997

                              TABLE of CONTENTS




                                                                                                      Page
Part I.  Financial Information

         Item 1.   Financial Statements ........................................................     4-19


         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Result of Operations ..........................................    20-47

Part II.  Other Information

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - Not Applicable
         Item 3.  Defaults upon Senior Securities - Not Applicable
         Item 4.  Submissions of Matters to a Vote of Security Holders..........................     48
         Item 5.  Other Information - None
         Item 6.  Exhibits and Reports on Form 8-K..............................................     49



                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

                           KEY FLORIDA BANCORP, INC.
                                AND SUBSIDIARIES
                               BRADENTON, FLORIDA

                                 JUNE 30, 1997





                                    CONTENTS

                                                                                                      PAGE
                                                                                                  -----------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                                                 4

CONDENSED CONSOLIDATED BALANCE SHEETS                                                                  5

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR KEY FLORIDA
  BANCORP, INC. AND SUBSIDIARIES FOR THE SIX MONTHS
  ENDED JUNE 30, 1997 AND 1996                                                                         6

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR KEY FLORIDA
  BANCORP, INC. AND SUBSIDIARIES FOR THE THREE MONTHS
  ENDED JUNE 30, 1997 AND 1996                                                                         7

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
  EQUITY FOR KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES FOR
  THE SIX MONTHS ENDED JUNE 30, 1997                                                                   8

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR KEY FLORIDA
  BANCORP, INC. AND SUBSIDIARIES FOR THE SIX MONTHS ENDED
  JUNE 30, 1997 AND 1996                                                                               9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                 11-19





                                     (3)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Key Florida Bancorp, Inc. and Subsidiaries
Bradenton, Florida

We have reviewed the condensed consolidated balance sheet and condensed consolidated statement of changes in stockholders' equity of Key Florida Bancorp, Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income for the three months and six months ended June 30, 1997 and 1996, and condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of Key Florida Bancorp, Inc. and its subsidiaries' management.

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


                                           /s/  PURVIS, GRAY AND COMPANY



August 1, 1997
Gainesville, Florida





                                       (4)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
        KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES - BRADENTON, FLORIDA

                                                                               (UNAUDITED)       (AUDITED)
                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1997             1996
                                                                              --------------  ---------------
                                                        ASSETS

ASSETS
  Cash and Demand Deposits Due From Banks                                     $    7,017,010  $    10,542,883
  Federal Funds Sold and Federal Home Loan Bank
    Overnight Account                                                              5,947,054          971,647
  Investment Securities - Available-For-Sale                                      24,819,490       27,414,233
  Loans Receivable, Net                                                          160,906,664      153,708,503
  Premises and Equipment, Net                                                      5,214,400        4,542,646
  Accrued Interest Receivable                                                      1,303,635        1,352,943
  Other Real Estate Owned                                                            201,389          120,000
  Other Assets                                                                     1,887,302        2,237,292
                                                                              --------------  ---------------
TOTAL ASSETS                                                                     207,296,944      200,890,147
                                                                              ==============  ===============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-Bearing                                                           18,452,355       17,010,952
    Interest-Bearing Demand                                                      174,470,782      170,335,869
                                                                              --------------  ---------------
  Total Deposits                                                                 192,923,137      187,346,821
  Accrued Interest Payable                                                           646,176          549,342
  Other Liabilities                                                                  618,572          302,816
                                                                              --------------  ---------------
TOTAL LIABILITIES                                                                194,187,885      188,198,979
                                                                              --------------  ---------------

STOCKHOLDERS' EQUITY
  Common Stock, $.01 Par Value; 4,000,000 Shares
    Authorized, 2,758,129 Shares Issued                                               27,581           27,581
  Additional Paid-In Capital                                                      11,400,484       11,400,484
  Unrealized (Loss) on Securities (Net of Deferred
    Taxes)                                                                            (6,991)         (18,654)
  Retained Earnings                                                                1,688,475        1,282,247
  (Treasury Stock, At Cost - 143 Shares)                                                (490)            (490)
                                                                              --------------  ---------------
TOTAL STOCKHOLDERS' EQUITY                                                        13,109,059       12,691,168
                                                                              --------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  207,296,944  $   200,890,147
                                                                              ==============  ===============


                            See accompanying notes.





                                      (5)

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                               BRADENTON, FLORIDA
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------
                                                                                      1997           1996
                                                                                  ------------  -------------
INTEREST INCOME
  Interest and Fees on Loans                                                      $  7,130,052  $   3,352,506
  Interest on Investment Securities - Taxable                                          803,400        566,342
  Exempt From Federal Income Taxes                                                      12,089         11,847
  Federal Funds Sold and Overnight Accounts                                             81,110         64,872
                                                                                  ------------  -------------
TOTAL INTEREST INCOME                                                                8,026,651      3,995,567
                                                                                  ------------  -------------

INTEREST EXPENSE
  Interest on Deposits                                                               4,122,027      1,990,371
  Interest on Other Borrowings                                                          38,538          2,844
                                                                                  ------------  -------------
TOTAL INTEREST EXPENSE                                                               4,160,565      1,993,215
                                                                                  ------------  -------------

NET INTEREST INCOME                                                                  3,866,086      2,002,352

PROVISION FOR LOAN LOSSES                                                              115,000        195,000
                                                                                  ------------  -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  3,751,086      1,807,352
                                                                                  ------------  -------------

NONINTEREST INCOME
  Service Charges on Deposit Accounts                                                  135,096        151,496
  Gain on Loan Sales                                                                    67,479              0
  Gain on Other Real Estate Sales                                                       35,276              0
  Gain on Sale of Investment Securities                                                 50,762              0
  Other Income                                                                         192,281         92,878
                                                                                  ------------  -------------
TOTAL NONINTEREST INCOME                                                               480,894        244,374
                                                                                  ------------  -------------

NONINTEREST EXPENSE
  Salaries and Employees Benefits                                                    1,573,966        775,427
  Occupancy Expense                                                                    553,813        217,335
  Data Processing Expense                                                              235,521         94,151
  FDIC Insurance Premiums and Assessments                                               61,432         28,965
  Other Expenses                                                                     1,180,715        424,322
                                                                                  ------------  -------------
TOTAL NONINTEREST EXPENSE                                                            3,605,447      1,540,200
                                                                                  ------------  -------------

INCOME BEFORE INCOME TAXES                                                             626,533        511,526

INCOME TAX (EXPENSE)                                                                  (220,305)      (189,033)
                                                                                  ------------  -------------

NET INCOME                                                                        $    406,228  $     322,493
                                                                                  ============  =============

EARNINGS PER SHARE                                                                $       0.15  $        0.12
                                                                                  ============  =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 2,789,924      2,744,054
                                                                                  ============  =============

                            See accompanying notes.





                                      (6)

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                               BRADENTON, FLORIDA
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------
                                                                                      1997           1996
                                                                                  ------------  -------------
INTEREST INCOME
  Interest and Fees on Loans                                                      $  3,572,573  $   1,778,886
  Interest on Investment Securities - Taxable                                          390,081        281,750
  Exempt From Federal Income Taxes                                                       5,801          5,913
  Federal Funds Sold and Overnight Accounts                                             76,692         43,324
                                                                                  ------------  -------------
TOTAL INTEREST INCOME                                                                4,045,147      2,109,873
                                                                                  ------------  -------------

INTEREST EXPENSE
  Interest on Deposits                                                               2,101,997      1,017,308
  Interest on Other Borrowings                                                           2,830              0
                                                                                  ------------  -------------
TOTAL INTEREST EXPENSE                                                               2,104,827      1,017,308
                                                                                  ------------  -------------

NET INTEREST INCOME                                                                  1,940,320      1,092,565

PROVISION FOR LOAN LOSSES                                                               55,000        135,000
                                                                                  ------------  -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  1,885,320        957,565
                                                                                  ------------  -------------

NONINTEREST INCOME
  Service Charges on Deposit Accounts                                                   77,039         81,972
  Gain on Loan Sales                                                                    22,543              0
  Gain on Other Real Estate Sales                                                            0              0
  Gain on Sale of Securities                                                            50,762              0
  Other Income                                                                          91,464         35,354
                                                                                  ------------  -------------
TOTAL NONINTEREST INCOME                                                               241,808        117,326
                                                                                  ------------  -------------

NONINTEREST EXPENSE
  Salaries and Employees Benefits                                                      800,228        392,713
  Occupancy Expense                                                                    276,287        119,327
  Data Processing Expense                                                              137,962         43,429
  FDIC Insurance Premiums and Assessments                                               31,144         18,870
  Other Expenses                                                                       602,630        307,480
                                                                                  ------------  -------------
TOTAL NONINTEREST EXPENSE                                                            1,848,251        881,819
                                                                                  ------------  -------------

INCOME BEFORE INCOME TAXES                                                             278,877        193,072

INCOME TAX (EXPENSE)                                                                   (98,605)       (69,750)
                                                                                  ------------  -------------

NET INCOME                                                                        $    180,272  $     123,322
                                                                                  ============  =============

EARNINGS PER SHARE                                                                $        .06  $         .04
                                                                                  ============  =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 2,789,924      2,744,054
                                                                                  ============  =============


                            See accompanying notes.






                                      (7)

    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                               BRADENTON, FLORIDA




                                                                                            UNREALIZED
                                  COMMON STOCK          TREASURY STOCK      ADDITIONAL      GAIN (LOSS)
                               ---------------------   ---------------       PAID-IN            ON          RETAINED
                                SHARES      AMOUNT     SHARES   AMOUNT       CAPITAL        SECURITIES      EARNINGS        TOTAL
                               ---------  ----------   -----  --------     ------------   -----------    ------------ -------------
BALANCE,
  JANUARY 1, 1997 (AUDITED)    2,758,129  $   27,581     143  $   (490)    $ 11,400,484   $   (18,654)   $  1,282,247 $  12,691,168

  Unrealized (Loss) on
    Securities - Available-
    For-Sale                           0           0       0         0                0        11,663               0        11,663

  Net Income                           0           0       0         0                0             0         406,228       406,228
                               ---------  ----------   -----  --------     ------------   -----------    ------------ -------------
BALANCE, JUNE 30, 1997
     (UNAUDITED)               2,758,129  $   27,581     143  $   (490)    $ 11,400,484   $    (6,991)   $  1,688,475 $  13,109,059
                               =========  ==========   =====  ========     ============   ===========    ============ =============





                           See accompanying notes.



                                     (8)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                               BRADENTON, FLORIDA
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------
                                                                                      1997           1996
                                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                      $    406,228  $     322,493
  Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
      Depreciation and Amortization                                                    218,051         51,298
      Provision For Possible Loan Losses                                               115,000        195,000
      Net Amortization/Accretion of Premium/Discount on
        Investment Securities                                                           27,083         (5,588)
      Net (Gain) on Sale of Loans                                                      (67,479)             0
      Net (Gain) on Sale of Investment Securities                                      (50,762)          (938)
      Net (Gain) Loss on Sale of Other Real Estate Owned                               (35,276)        13,143
      Deferred Income Taxes                                                             (5,909)        34,959
      Changes in Assets and Liabilities:
        Decrease (Increase) in Accrued Interest Receivable                              49,308       (103,521)
        Decrease (Increase) in Other Assets                                            472,533       (234,009)
        Increase in Accrued Interest Payable                                            96,834          3,793
        Increase in Other Liabilities                                                  315,756        139,608
                                                                                  ------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,541,367        416,238
                                                                                  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Investment Securities                                        5,977,809        500,938
  Loan Originations, Net                                                           (10,446,513)    (8,118,657)
  Proceeds From Sale of Loans                                                        2,701,402              0
  Proceeds From Sale of Other Real Estate Owned                                        330,773        132,194
  Purchase of Investment Securities                                                 (5,308,942)    (5,041,679)
  Proceeds From Maturities and Calls of Investment Securities                        1,967,127      5,088,296
  Purchase of Bank Premises and Equipment                                             (889,805)      (906,809)
                                                                                  ------------  -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                             (5,668,149)    (8,345,717)
                                                                                  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Noninterest-Bearing Deposits                            1,441,403     (1,667,116)
  Net (Decrease) Increase in Money Market Deposits                                  (2,376,434)     1,362,188
  Net Increase in Savings and NOW Deposits                                           6,112,425        960,963
  Net Increase in Time Deposits                                                        398,922      5,804,304
                                                                                  ------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            5,576,316      6,460,339
                                                                                  ------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,449,534     (1,469,140)
CASH AND CASH EQUIVALENTS, JANUARY 1                                                11,514,530      6,249,579
                                                                                  ------------  -------------
CASH AND CASH EQUIVALENTS, JUNE 30                                                $ 12,964,064  $   4,780,439
                                                                                  ============  =============

                            See accompanying notes.





                                       (9)

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                               BRADENTON, FLORIDA
                                  (UNAUDITED)
                                  (CONCLUDED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------
                                                                                      1997           1996
                                                                                  ------------  -------------
SHOWN ON THE BALANCE SHEETS AS
------------------------------
  Cash and Demand Deposits Due From Banks                                         $  7,017,010  $   3,530,274
  Federal Home Loan Bank Overnight Accounts and
    Federal Funds Sold                                                               5,947,054      1,250,165
                                                                                  ------------  -------------
  TOTAL CASH AND CASH EQUIVALENTS                                                 $ 12,964,064  $   4,780,439
                                                                                  ============  =============

SUPPLEMENTAL CASH DISCLOSURES
-----------------------------

  Interest Paid                                                                   $  4,025,193  $   1,986,578
                                                                                  ============  =============

  Income Taxes Paid                                                               $    185,200  $     148,500
                                                                                  ============  =============


                            See accompanying notes.





                                      (10)

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

             BASIS OF PRESENTATION
             The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, the results of its operations for the six months and the three months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months and the three months ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

             WEIGHTED AVERAGE SHARES OUTSTANDING
             Net income per share of the Company's common stock was computed by dividing net income for the respective period by the weighted average number of shares of common stock outstanding, including common stock equivalents using the treasury stock method. Stock options issued to officers are considered common stock equivalents. Because there is established public trading of the Company's common stock, the treasury stock method uses the Company's quoted market price at the end of the respective period.





                                      (11)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (CONCLUDED)

             WEIGHTED AVERAGE SHARES OUTSTANDING (CONCLUDED)
             Because the assumed exercise of stock options does not pass the 3% dilution test in accordance with Accounting Principles Board Opinion No. 15 (APB No. 15), the Company is deemed to have a simple capital structure and need only report primary earnings per share. For the six months ended June 30, 1997 and 1996, weighted average number of shares of common stock and common stock equivalents outstanding was computed as follows:

                                                                                          (UNAUDITED)
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------
                                                                                      1997           1996
                                                                                  ------------  -------------
             Weighted Average Shares of Common Stock Outstanding                     2,758,129      2,739,847
             Common Shares Assumed Outstanding to Reflect the
               Dilutive Effect of Stock Options to Purchase Common
               Stock                                                                    31,795          4,207
                                                                                  ------------  -------------
             WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
               STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                        2,789,924      2,744,054
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





                                      (12)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 2 - BUSINESS COMBINATION AND COMPARABILITY OF FINANCIAL STATEMENTS (CONCLUDED)

             COMPARABILITY OF FINANCIAL STATEMENTS
             Due to the aforementioned merger transaction and to the number of shares of the Company's stock issued to Bank shareholders in the merger, a change of control of the Company was deemed to have occurred. Because control changed to Bank shareholders at merger, the comparative financial statements presented for the preceding fiscal period ended June 30, 1996, are those of Liberty National Bank.

             RECAPITALIZATION RESULTING FROM MERGER
             As a result of the merger transaction, the January 1, 1995, balance of the Bank's common stock outstanding and the related balance in par value have been retroactively restated to reflect the number of shares outstanding of the Company and the Company's one-cent par value. Additionally, additional paid-in capital at that date has been restated to reflect the corresponding adjustment of the balance in par value. These adjustments were made to give retroactive application to the aforementioned recapitalization resulting from the merger on July 30, 1996. The amounts as originally reported and as adjusted at January 1, 1995, are as follows:


                                                                          COMMON STOCK           ADDITIONAL
                                                                  --------------------------      PAID-IN
                                                                     SHARES        AMOUNT         CAPITAL
                                                                  ------------  ------------  ---------------
             As Originally Reported ($5 Par Value)                     845,606  $  4,228,030  $     2,233,630
             Adjustment For Recapitalization                           (16,024)   (4,219,734)       4,219,734
                                                                  ------------  ------------  ---------------
             AS ADJUSTED (ONE-CENT PAR VALUE)                          829,582  $      8,296  $     6,453,364
                                                                  ============  ============  ===============

             Additionally, per share data as of June 30, 1996, has been retroactively restated for the recapitalization resulting from the merger.


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





                                       (13)

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


NOTE 4 -     LOANS AND ALLOWANCE FOR LOAN LOSSES

             The major categories of loans included in the loan portfolio are:

                                                                            (UNAUDITED)         (AUDITED)
                                                                             JUNE 30,         DECEMBER 31,
                                                                               1997               1996
                                                                         ----------------   -----------------
             Commercial, Financial and Agricultural                      $     24,893,390   $      22,592,750
             Real Estate                                                      132,243,282         121,533,213
             Installment Loans                                                  5,138,187          10,980,785
                                                                         ----------------   -----------------
             Loans Receivable (Gross)                                         162,274,859         155,106,748
             Unearned Income                                                      (73,955)            (76,914)
                                                                         ----------------   -----------------
             Loans Receivable (Net of Unearned Income)                        162,200,904         155,029,834
             Less:  Allowance For Loan Losses                                  (1,294,240)         (1,321,331)
                                                                         ----------------   -----------------
             LOANS RECEIVABLE (NET)                                      $    160,906,664   $     153,708,503
                                                                         ================   =================

             Changes in the allowance for loan losses are summarized as follows:

                                                                            (UNAUDITED)         (AUDITED)
                                                                             JUNE 30,         DECEMBER 31,
                                                                               1997               1996
                                                                         ----------------   -----------------
             BALANCE, BEGINNING OF YEAR                                  $      1,321,331   $         704,317
               Provision Charged to Expense                                       115,000             256,859
               Purchase of Key Florida Bank, FSB                                        0             528,109
               Recoveries of Loans Previously Charged Off                           1,142               6,187
                                                                         ----------------   -----------------
               Total Additions                                                  1,437,473           1,495,472
               (Loans Charged Off)                                               (143,233)           (174,141)
                                                                         ----------------   -----------------
             BALANCE, END OF YEAR                                        $      1,294,240   $       1,321,331
                                                                         ================   =================


NOTE 5 -     INVESTMENTS

             The carrying amounts of investment securities as shown on the balance sheet of the Bank and their approximate market value at June 30, 1997 and December 31, 1996, were as follows:





                                      (14)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 5 -     INVESTMENTS (CONTINUED)

                                                                           (UNAUDITED)
                                                                     CARRYING VALUE SUMMARY
                                                               AVAILABLE-FOR-SALE - JUNE 30, 1997
                                                    ---------------------------------------------------------
                                                                       GROSS          GROSS
                                                     AMORTIZED      UNREALIZED      UNREALIZED      MARKET
                                                        COST           GAINS         (LOSSES)       VALUE
                                                    ------------  --------------  -------------  ------------
             U.S. Treasury Securities               $  3,484,882  $        3,573  $      (3,220) $  3,485,235
             U.S. Government Agencies                 15,644,261          14,655        (34,382)   15,624,534
             Mortgage-Backed Securities                3,969,348          24,920        (23,531)    3,970,737
             Obligations of State and Political
               Subdivisions                              391,440           7,294              0       398,734
                                                    ------------  --------------  -------------  ------------
             Total Debt Securities                    23,489,931          50,442        (61,133)   23,479,240
             Equity Securities                         1,340,250               0              0     1,340,250
                                                    ------------  --------------  -------------  ------------
             TOTAL SECURITIES                       $ 24,830,181  $       50,442  $     (61,133) $ 24,819,490
                                                    ============  ==============  =============  ============

                                                                            (AUDITED)
                                                                     CARRYING VALUE SUMMARY
                                                             AVAILABLE-FOR-SALE - DECEMBER 31, 1996
                                                    ---------------------------------------------------------
                                                                       GROSS          GROSS
                                                      AMORTIZED     UNREALIZED      UNREALIZED     MARKET
                                                        COST           GAINS         (LOSSES)       VALUE
                                                    ------------  --------------  -------------  ------------
             U.S. Treasury Securities               $  6,443,876  $       31,741  $      (5,307) $  6,470,310
             U.S. Government Agencies                 15,798,228          21,822        (97,498)   15,722,552
             Mortgage-Backed Securities                4,061,703          28,480        (15,474)    4,074,709
             Obligations of State and Political
               Subdivisions                              426,789           7,973              0       434,762
                                                    ------------  --------------  -------------  ------------
             Total Debt Securities                    26,730,596          90,016       (118,279)   26,702,333
             Equity Securities                           711,900               0              0       711,900
                                                    ------------  --------------  -------------  ------------
             TOTAL SECURITIES                       $ 27,442,496  $       90,016  $    (118,279) $ 27,414,233
                                                    ============  ==============  =============  ============

             The book value and approximate market value of investments at June 30, 1997 and December 31, 1996, by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or repay obligations with or without prepayment penalties.

                                                                   SECURITIES AVAILABLE-FOR-SALE
                                                     --------------------------------------------------------
                                                              (UNAUDITED)                   (AUDITED)
                                                             JUNE 30, 1997              DECEMBER 31, 1996
                                                     ---------------------------   --------------------------
                                                                       CARRYING                    CARRYING
                                                       AMORTIZED       (MARKET)      AMORTIZED     (MARKET)
                                                          COST          VALUE          COST         VALUE
                                                     ------------   ------------   ------------  ------------
             Due in One Year or Less                 $  3,343,136   $  3,319,192   $  2,510,639  $  2,505,070
             Due in One Year to Five Years             13,457,380     13,444,889     19,649,725    19,618,654
             Due From Five to Ten Years                 3,508,416      3,509,240        508,529       503,900
             Other                                      4,521,249      4,546,169      4,773,603     4,786,609
                                                     ------------   ------------   ------------  ------------
             TOTAL                                   $ 24,830,181   $ 24,819,490   $ 27,442,496  $ 27,414,233
                                                     ============   ============   ============  ============





                                      (15)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 5 -     INVESTMENTS (CONCLUDED)

             Effective December 31, 1993, the Company adopted the investment categorizations and carrying value rules as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 (FASB No. 115), Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the unrealized gain or loss on investment securities available-for-sale, net of the applicable deferred income taxes, is shown as a separate component of stockholders' equity in the balance sheet. The following is a summary of the effects on the statement of stockholders' equity as of June 30, 1997 and December 31, 1996:

                                                                            (UNAUDITED)         (AUDITED)
                                                                              JUNE 30,        DECEMBER 31,
                                                                                1997              1996
                                                                          ----------------  -----------------
             Gross Unrealized (Gain) Loss on Securities
               Available-For-Sale                                         $         17,572  $          70,575
             Deferred Income Tax Benefit on Unrealized
               Loss (Gain)                                                          (5,909)           (24,991)
                                                                          ----------------  -----------------
             Net Increase in Stockholders' Equity                         $         11,663  $          45,584
                                                                          ================  =================


NOTE 6 -     PREMISES AND EQUIPMENT

             A summary of premises and equipment at June 30, 1997 and December 31, 1996, is as follows:

                                                                            (UNAUDITED)         (AUDITED)
                                                                              JUNE 30,        DECEMBER 31,
                                                                                1997              1996
                                                                          ----------------  -----------------
             Land                                                         $      1,649,017  $       1,246,665
             Buildings                                                           1,821,397          1,909,165
             Furniture, Fixtures and Equipment                                   3,272,224          2,725,050
                                                                          ----------------  -----------------
                                                                                 6,742,638          5,880,880
             (Accumulated Depreciation)                                          1,528,238         (1,338,234)
                                                                          ----------------  -----------------
             TOTAL PREMISES AND EQUIPMENT                                 $      5,214,400  $       4,542,646
                                                                          ================  =================


NOTE 7 -     DEPOSITS

             A summary of interest-bearing deposits at June 30, 1997 and December 31, 1996, is as follows:





                                     (16)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 7 -     DEPOSITS (CONCLUDED)

                                                                            (UNAUDITED)         (AUDITED)
                                                                              JUNE 30,        DECEMBER 31,
                                                                                1997              1996
                                                                          ----------------  -----------------
             Demand                                                       $     22,623,297  $      26,111,666
             Savings                                                            26,814,755         19,590,395
             Time                                                              125,032,730        124,633,808
                                                                          ----------------  -----------------
             TOTAL INTEREST-BEARING DEPOSITS                              $    174,470,782  $     170,335,869
                                                                          ================  =================

             Time deposit maturities for future years are presented in the following table:

                                           YEAR                            AMOUNT
                                  --------------------               ------------------
                                  June 30, 1998                      $       98,876,255
                                  June 30, 1999                              10,705,764
                                  June 30, 2000                               4,562,334
                                  June 30, 2001                                       0
                                  June 30, 2002                               8,682,171
                                  Thereafter                                  2,206,206
                                                                     ------------------
                                  TOTAL                              $      125,032,730
                                                                     ==================

             Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities are as follows:

                                                                             (UNAUDITED)        (AUDITED)
                                                                               JUNE 30,        DECEMBER 31,
                                                                                 1997             1996
                                                                            --------------  -----------------
             Three Months or Less                                           $    4,286,305  $       7,321,198
             Three Through Six Months                                            4,641,971          4,829,065
             Six Through Twelve Months                                           6,811,413          3,836,963
             Over Twelve Months                                                  3,454,800          4,146,655
                                                                            --------------  -----------------
             TOTAL                                                          $   19,194,489  $      20,133,881
                                                                            ==============  =================

             A summary of interest on deposits is as follows:

                                                               (UNAUDITED)                               (UNAUDITED)
                                                              JUNE 30, 1997                             JUNE 30, 1996
                                                 ---------------------------------------   ----------------------------------------
                                                    THREE MONTHS          SIX MONTHS          THREE MONTHS           SIX MONTHS
                                                 ------------------   ------------------   ------------------   -------------------
             Interest-Bearing Demand Deposits    $          152,699   $          316,481   $          100,988   $           192,223
             Savings                                        307,960              564,315               32,239                65,508
             Time Deposits of $100,000 or More              285,589              577,365              181,209               353,362
             Other Time Deposits                          1,355,749            2,663,866              702,872             1,379,278
                                                 ------------------   ------------------   ------------------   -------------------
             TOTAL                               $        2,101,997   $        4,122,027   $        1,017,308   $         1,990,371
                                                 ==================   ==================   ==================   ===================





                                      (17)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 8 -     STOCK OPTION PLAN

             In 1997, the Company adopted a stock option plan for granting nonqualified stock options to employees of the Company and its subsidiaries. The number of shares under option shall not exceed 150,000 shares. Option price shall not be less than the fair market value of the stock on the date of the grant.

             At June 30, 1997, no shares have been issued or granted.


NOTE 9 -     EMPLOYEE BENEFIT PLAN

             The Company implemented a 401(k) benefit plan effective April 1997, covering substantially all employees. Company contributions are determined annually at the discretion of the Board of Directors. As of June 30, 1997, no contributions had been recorded.


NOTE 10 -    PARENT COMPANY ONLY FINANCIAL STATEMENTS

             Condensed financial statements of Key Florida Bancorp, Inc. (Parent Company only) for the six months ended June 30, 1997, are presented as follows:

                            CONDENSED BALANCE SHEET
                                 JUNE 30, 1997

             ASSETS
               Cash                                                                         $          42,229
               Investment in Wholly-Owned Subsidiary at Equity
                 in Underlying Assets                                                              13,190,712
               Other Assets                                                                           233,667
                                                                                            -----------------
             TOTAL ASSETS                                                                   $      13,466,608
                                                                                            =================
             LIABILITIES AND STOCKHOLDERS' EQUITY
             LIABILITIES
               Notes Payable                                                                $         132,371
               Other Liabilities                                                                      225,178
                                                                                            -----------------
             TOTAL LIABILITIES                                                                        357,549
                                                                                            -----------------
             STOCKHOLDERS' EQUITY
               Common Stock                                                                            27,581
               Additional Paid-In Capital                                                          11,400,484
               Retained Earnings                                                                    1,688,475
               (Treasury Stock)                                                                          (490)
               Unrealized (Loss) on Certain Securities                                                 (6,991)
                                                                                            -----------------
             TOTAL STOCKHOLDERS' EQUITY                                                            13,109,059
                                                                                            -----------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      13,466,608
                                                                                            =================





                                      (18)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONCLUDED)

NOTE 10 -    PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONCLUDED)

                         CONDENSED STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

             INCOME
               Cash Dividends From Subsidiary                                               $         150,000
               Other Income                                                                               176
                                                                                            -----------------
             TOTAL INCOME                                                                             150,176
                                                                                            -----------------
             EXPENSES
               Interest                                                                                 6,183
               Other Expense                                                                          196,504
                                                                                            -----------------
             (TOTAL EXPENSES)                                                                         202,687
                                                                                            -----------------
             (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
               SUBSIDIARY                                                                             (52,511)
             INCOME TAX BENEFIT RESULTING FROM FILING CONSOLIDATED
               INCOME TAX RETURNS                                                                      73,243
             EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                                             385,496
                                                                                            -----------------
             NET INCOME                                                                     $         406,228
                                                                                            =================


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


             CASH FLOWS FROM OPERATING ACTIVITIES
               Net Income                                                                   $         406,228
               Adjustments to Reconcile Net Income to Net Cash Provided By
                 Operating Activities:
                   Depreciation                                                                         4,875
                   Income From Subsidiary                                                            (385,496)
                   Other                                                                               23,140
                                                                                            -----------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 48,747
                                                                                            -----------------
             CASH FLOWS FROM INVESTING ACTIVITIES
               Purchase of Premises and Equipment                                                      (2,675)
                                                                                            -----------------
             CASH FLOWS FROM FINANCING ACTIVITIES
               Repayments on Notes Payable                                                            (10,682)
                                                                                            -----------------
             INCREASE IN CASH                                                                          35,390
             CASH, JANUARY 1                                                                            6,839
                                                                                            -----------------
             CASH, JUNE 30                                                                  $          42,229
                                                                                            =================





                                      (19)

                           KEY FLORIDA BANCORP, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the second quarter of fiscal 1997 ending June 30, 1997. Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at June 30, 1997, and the results of operations of the Company for the six months ended June 30, 1997 and 1996, respectively. This discussion should be read in conjunction with the unaudited consolidated financial statements and related unaudited footnotes of the Company presented elsewhere within.

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

Management's discussion and analysis of earnings and related financial data are presented herein to assist in an understanding of the financial condition of the Company at, and results of operations of the Company for, the six months ended June 30, 1997.

Recent Developments

During the fourth quarter of 1996, Bancorp purchased an existing structure in Ellenton, Florida (Manatee County), and renovated it for use as its seventh branch location. The Ellenton branch opened early January 1997. Through June 30, 1997 the branch has grown to $8.9 million in total deposits.

Also, during July 1997 the Bank acquired an existing structure near its Cortez Road location and intends to renovate the structure and relocate its current Cortez Road branch and operations center by December 1, 1997. The current location at Cortez Road is leased for approximately $5,100 per month. The depreciation on the new location will be approximately $1,600 per month resulting in a net savings to the Bank of $42,000 annually.





                                      (20)

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

The Bank has numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit at other financial institutions, a line of credit with the Federal Home Loan Bank, the sale of securities from its available-for-sale portfolio, whole loan sales and growth in its core deposit base. As a member of the Federal Home Loan Bank system the Bank has the ability to borrow on a secured basis utilizing mortgage related loans and securities as collateral. At June 30, 1997 the Bank had no advances with the Federal Home Loan Bank. The Bank also had an available line of credit of $10 million.

The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency, such as federal funds sold and United States securities and securities guaranteed by the United States. At June 30, 1997, the Company had a liquidity ratio of 13.07%.

Liquidity, as measured in the form of cash and cash equivalents, totaled $12,964,064 at June 30, 1997. At June 30, 1996, cash and cash equivalents totaled $4,780,000, an increase of 171% from June 30, 1996 to June 30,
1997. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments occurring in the Bank's investment securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing (primarily in loans and securities) and from financing (primarily through deposit generation and short-term borrowings) are in excess of cash flows from operations. For the six months ended June 30, 1997, the cash flow from operations of $1,541,367 was higher than the same period 1996. Cash flows from investing activities primarily reflect the net increase in loans due to continued strong loan demand. The cash flows from financing activities at June 30, 1997 reflect the increase in deposits primarily resulting from an increase in savings and NOW deposits partially offset by a decrease in money market deposits.





                                      (21)

                          KEY FLORIDA BANCORP, INC.

Liquidity Management - Continued

Capital Resources

As mentioned previously, the Bank's principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales and maturities of investment and mortgage-backed securities. The Bank uses its capital resources primarily to fund existing and continuing loan commitments and to purchase investment and mortgage-backed securities. At
June 30, 1997 the Bank had commitments to originate loans totaling $1,612,300 and had issued but unused standby letters of credit of $216,000. Scheduled maturities of certificates of deposit during the twelve months following June 30, 1997 totaled $98.88 million. Management believes that the Bank has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

The Federal Reserve Board's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies and banks.

Based upon their respective regulatory capital ratios at June 30, 1997 both the Company and the Bank are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of the Company and the Bank and the regulatory categories for a well capitalized bank under the regulatory framework for prompt corrective action (all three regulatory capital ratios) at both June 30, 1997 and 1996, respectively:

                                                                        Actual Ratios
                                                                  ------------------------          To Be Well
                                                                                                 Capitalized Under
                                                                                                 Prompt Corrective
                                                                    June 30,       June 30,           Action
                                                                      1997           1996           Provisions
                                                                    ----------------------------------------------
Risk Based Ratios
     Tier 1 Capital to risk-weighted assets                          9.33%        10.15%              6.0%
     Total Equity Capital to risk-weighted assets                   10.30%        10.05%             10.0%
     Tier I Capital to adjusted total assets-
          leverage ratio                                             5.86%         7.57%              5.0%





                                      (22)

                          KEY FLORIDA BANCORP, INC.

Capital Resources - Concluded

The following were the essential components of the Company and the Bank's risk-based capital ratio:

                                                             Key Florida                 Liberty National
                                                            Bancorp, Inc.                     Bank
                                                              June 30,                      June 30,
                                                                1997                          1996
                                                            ------------                ----------------
                                                                          (In thousands)
Tier 1 Capital
     Common Stock                                                   $28                       $4,797
     Additional Paid-in Capital                                  11,400                        1,751
     Retained Earnings                                            1,688                        1,187
     Intangible assets                                             (680)                        (157)
                                                               --------                     --------
                Total Tier 1 Capital                             12,436                        7,578
                                                               --------                     --------
Tier 2 Capital
      Allowance for loan losses, as limited                       1,294                          792
                                                               --------                     --------
      Total Tier 2 Capital                                        1,294                          792
                                                               --------                     --------
Total risk-based Capital                                        $13,730                       $8,370
                                                               ========                     ========
Risk-weighted Assets                                           $133,436                      $74,681
                                                               ========                     ========



During the six months ended June 30, 1997 the Company's Tier 1 Capital ratio increased by 29 basis points and the Total Capital ratio increased by 25 basis points. Though the total risk-weighted assets increased approximately $2,016,000 during the six months ended June 30, 1997 the increase was accompanied by an increase in Tier 1 Capital for the quarter ending June 30, 1997, due to profitability of the Company.





                                      (23)

                          KEY FLORIDA BANCORP, INC.
ITEM 2 - CONTINUED

RESULTS OF OPERATIONS
Six months ended June 30, 1997, compared to six months ended June 30, 1996

General

The Company's net income was $406,000 or $.15 per share for the six months ended June 30, 1997 as compared to the Bank's net income of $322,000, or $.12 per share for the six months ended June 30, 1996, or an increase of $84,000 or 26%. The Company's income before taxes on income was $626,500 for the six months ended June 30, 1997, as compared to $512,000 for the Bank for the six months ended June 30, 1996, or an increase of $114,500, or 22%.

The total interest earning assets increased from $93,018,000 at June 30, 1996 to $189,172,000 at June 30, 1997. The increase in total interest earning assets was due in large part to the merger with Key Florida Bank, F.S.B. in 1996. The average yield on interest earning assets decreased from 8.59% at June 30, 1996 to 8.49% at June 30 1997. The average yield on loans decreased during this period from 9.50% to 8.96%, this was due to the large number of residential real estate mortgages obtained in the merger with Key Florida Bank, F.S.B. While residential real estate mortgages carry a weighted average yield which is typically less than a similar sized commercial loan they generally have a lower level of risk and bring a measure of increased asset quality. The average yield on investments increased from 5.77% at June 30, 1996 to 6.01% at June 30, 1997. During the prior three quarters the Bank has reduced its position in mortgage-backed securities due to market price sensitivity and reinvested in U.S. Treasury and government agency securities primarily due to higher yield opportunities. The average rate paid for interest-bearing liabilities decreased from 4.97% at June 30, 1996 to 4.84% at June 30, 1997. The decrease during the quarter ended June 30, 1997 was primarily due to the repricing of approximately $4.58 million in time deposits, which had been at rates in excess of 6.8%, to a lesser rate. The decrease in the average rate paid on interest-bearing liabilities from June 30, 1996 to June 30, 1997 was primarily due to the repricing of time deposits.

The interest rate spread has increased from 3.62% at June 30, 1996 to 3.65% at June 30, 1997, time deposits continue to reprice at lower rates of interest and the Banks' loan to deposit ratio continues to increase. At year-end the loan to deposits ratio was at 82% and increased during the first six months of 1997 to 83.4%.

The following table shows selected ratios for the periods ended:

                                                                       For the Three Months Ended June 30,
                                                                       -----------------------------------
                                                                          1997                  1996
                                                                         -----                  ----
Average equity as a percentage of average assets                         6.46%                   7.61%
Equity to total assets at end of period                                  6.32%                   7.30%
Return on average assets                                                  .40%                    .65%
Return on average equity                                                 6.23%                   8.61%
Interest expense to average assets                                       4.13%                   4.29%
Interest income to average earning assets                                7.96%                   8.59%
Interest expense to average interest-bearing liabilities                 4.84%                   4.97%
Net Interest Margin                                                      4.09%                   4.31%



                                      (24)

                           KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

General ( Continued)

The following tables set forth for the periods indicated, information regarding
(1) the total amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yield (ii) the total total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost (iii) net interest/dividend income;(iv) interest rate spread; and (v) net interest margin.

                                                                  Six Months Ended June 30,
                                    -----------------------------------------------------------------------------------
                                                          1997                                    1996(5)
                                    -----------------------------------------  ----------------------------------------
                                                                 (Dollars in Thousands)
                                                     Interest     Average                    nterest    Average
                                       Average         and         Yield/      Average        and       Yield/
                                       Balance      Dividends       Rate       Balance      Dividends    Rate
                                    ------------   -----------    -------     ----------   ----------   -------
Interest-earning assets:
Loans  (1)                             $159,066      $7,130       8.96%       $70,597      $3,353       9.50%
Investment and mortgage-
     backed securities                   27,128         816       6.01%        20,046         578       5.77%
Other interest-earning assets(2)          2,978          81       5.44%         2,375          65       5.47%
                                      ---------    --------    -------       --------     -------   ---------
   Total interest-earning assets        189,172       8,027       8.49%        93,018       3,996       8.59%

Noninterest-earning assets               12,496                                 5,483
                                      ---------                              --------

Total assets                           $201,668                               $98,501
                                      =========                              ========
Interest-bearing liabilities:
   Demand, money market and
       NOW deposits                     $24,478         317       2.59%       $14,078        $191       2.71%
Savings                                  24,577         564       4.59%         4,479          66       2.95%
Certificates of deposit                 121,489       3,241       5.33%        61,323       1,733       5.65%
Other borrowings                          1,311          39       5.95%           229           3       2.62%
                                      ---------    --------    -------       --------     -------   ---------
    Total interest-bearing
        liabilities                     171,855       4,161       4.84%        80,109       1,993       4.97%
                                      ---------    --------    -------       --------     -------   ---------

Noninterest-bearing liabilities          16,779                                10,897

Stockholders' equity                     13,034                                 7,495
                                      ---------                             ---------

Total Liabilities and
    Stockholders' equity               $201,668                               $98,501
                                      =========                             =========

Net interest/dividend income                         $3,866                                $2,003
                                                 ==========                           ===========

Interest-rate spread(3)                                           3.65%                                 3.62%
                                                             =========                            ==========

Net interest margin(4)                                            4.09%                                 4.31%
                                                             =========                            ==========

Ratio of average interest-earning
    assets to average interest-
    bearing liabilities                    1.10%                                 1.16%
                                     ==========                            ==========

------------------------------------------------------------
(1)   Includes nonaccrual loans.
(2)   Includes interest-bearing deposits on other banks and federal funds sold.
(3) Interest-rate spread represents the difference between the average-yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.
(5) 1996 Average balances are calculated using month-end totals, not daily average balances.




                                      (25)

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


                                                                       Six Months Ended June 30,
                                                                        1997 Compared to 1996
                                                                        (Dollars in thousands)

                                                        Rate                   Volume              Total
                                                        ----                   ------             ------
Interest-earning assets:
     Loans                                             $164                    $3,613            $3,777
     Investment and mortgage back securities             25                       213               238
     Other interest-earning assets                        1                        15                16
                                                       ----                    ------            ------
                     Total                              190                     3,841             4,031
                                                       ----                    ------            ------


Interest-bearing liabilities
      Demand money market and NOW deposits                8                       118               126
      Savings                                            55                       443               498
      Certificate of Deposit                             82                     1,425             1,508
      Other borrowings                                    8                        28                36
                                                       ----                    ------            ------
                      Total                             153                     2,015             2,168
                                                       ----                    ------            ------
Net change in net interest income                       $37                    $1,826            $1,863
                                                       ====                    ======            ======





                                      (26)

                          KEY FLORIDA BANCORP, INC.




ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

Net interest Income (Continued)

The Company's net interest income was $3,866,000 for the six months ended
June 30, 1997 compared with $2,002,000 for the Bank for the six months ended June 30, 1996, or an increase of $1,864,000 or 93%. This increase in net interest income resulted primarily from the increase in the loan portfolio due to the merger with Key Florida Bank, F.S.B. The 125% volume increase in the average balance of the loan portfolio for the first six months of 1997 as compared to the first six months of 1996 resulted in a 113% increase in loan interest income. As the above rate/volume variance table indicates the increase in interest income in the first quarter of 1997 was primarily driven by the increased volume of loans and to a lesser extent by an increased volume of investment securities.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. During the six months ended June 30, 1997, the provision for loan losses was $115,000, as compared to $195,000 during the six months ended June 30, 1996. Management believes that the allowance at June 30, 1997 was adequate. See "---Financial Condition---Allowance for Loan Losses". As of June 30, 1997, the allowance for loan losses was .80% of total loans outstanding.

Noninterest Income

Noninterest income is composed primarily of service charges and fees but also includes gains or losses on the sale of loans, gains or losses on the disposition of bank premises and equipment, gain or losses on the sale of other real estate owned and the gain or loss on the sale of investment securities. During the six months ended June 30, 1997, noninterest income was $481,000 as compared to $244,000 during the six months ended June 30, 1996 or an increase of $237,000 or 97%. This increase was primarily attributable to the gains on sale of loans of $67,500, gains of $35,000 recorded on the sale of other real estate owned and gains on the sale of investment securities of $51,000.





                                      (27)

                          KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expenses

During the six months ended June 30, 1997, noninterest expenses were $3,505,000 as compared to $1,540,000 during the six months ended June 30, 1996, or an increase of $1,965,000 or 128%. The following sets forth additional information on certain other expenses categories which had significant changes.

Compensation and benefits increased $799,000 or 103% to $1,574,000 during the six months ended June 30, 1997 from $775,000 during the six months ended June 30, 1996. This increase is primarily due to the merger of the bank with Key Florida Bank, F.S.B. on July 30, 1996. Prior to the merger of the two financial institutions, the number of full time equivalent employees at the Bank had averaged 44. Since the merger transaction occurred the average number of full time equivalent employees is approximately 93.

Occupancy expenses increased $337,000 or 155% to $554,000 during the six months ended June 30, 1997 from $217,000 during the six months ended June 30, 1996. This increase is also attributable to the merger with Key Florida
F.S.B. The Bank had three branch offices prior to the merger transaction and acquired the three branch offices of Key Florida Bank, F.S.B. Also, the Bank opened a seventh branch in early January, 1997. Key Florida Bancorp, Inc. maintains it's offices in a separate location from the Bank and its branches.

Data processing expenses increased $142,000 or 151% to $236,000 during the six months ended June 30, 1997 from $94,000 during the six months ended
June 30, 1996. This increase was the result of the merger transaction with Key Florida Bank, F.S.B. During the fourth quarter of 1996 the Bank converted its data processing systems to one service bureau and now has a management information system which will allow for the continued growth of the Bank.

FDIC insurance assessments increased $32,000, or 110%, to $61,000 during the six months ended June 30, 1997 from $29,000 during the six months ended June 30, 1996. At June 30, 1997 the Bank is a well capitalized financial institution under regulatory guidelines and is assessed insurance premiums at the lowest assessable rate. (See "Liquidity Management - Capital Resources")

Other expenses were $1,181,000 for the six months ended June 30, 1997, as compared to $424,000 during the six months ended June 30, 1996, or an increase of $757,000, or 179%. The increase in other expenses was primarily due to the merger with Key Florida Bank, F.S.B. resulting in the doubling in size of the Bank. Included in Other Expenses is the amortization of the core deposit intangible (See Note 2 to the Notes to Unaudited Financial Statements - "Merger with Key Florida Bank, F.S.B."), which is a direct result of the purchase of Key Florida Bank, F.S.B. The amount of the amortization during the first two quarters of 1997 was $161,000. Also, during the six months ended June 30, 1997 the Company paid costs of $68,000 associated with its registration statement and application fees to NASDAQ to have its stock publicly traded on the NASDAQ market, and charged off $100,000 for other repossessed assets. See "Financial Condition - Classification of Assets."



                                      (28)

                          KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

Taxes on Income

During the six months ended June 30, 1997 and 1996, the Company and the Bank recorded taxes on income of $627,000 and $512,000 respectively, reflecting effective income tax rates of 35.16% in 1997 and 37.46% in 1996.

Comparison of the Quarters ended June 30, 1997 and 1996

General

The Company's net income was $180,000 or $.06 per share for the quarter ended June 30 , 1997 as compared to the Bank's net income of $123,000, or $.04 per share for the quarter ended June 30, 1996, or an increase of $57,000 or 46.3%. The Company's income before taxes on income was $279,000 for the quarter ended June 30, 1997, as compared to $193,000 for the Bank for the quarter ended June 30, 1996, or an increase of $86,000, or 44.6%.

The total interest earning assets increased from $93,819,000 for the quarter ended June 30, 1996 to $203,687,000 for the quarter ended June 30, 1997. The increase in total interest earning assets was due in large part to the merger with Key Florida Bank, F.S.B. in 1996. The average yield on interest earning assets decreased from 9.00% for the quarter ended June 30, 1996 to 8.45% for the quarter ended June 30 1997. The average yield on loans decreased during this period from 9.20% to 8.95%, this was due to the large number of residential real estate mortgages obtained in the merger with Key Florida Bank, F.S.B. While residential real estate mortgages carry a weighted average yield which is typically less than a similar sized commercial loan they generally have a lower level of risk and bring a measure of increased asset quality. The average yield on investments increased from 5.77% for the quarter ended June 30, 1996 to 6.01% for the quarter ended June 30, 1997. During the prior three quarters of the Bank has reduced its position in mortgage-backed securities due to market price sensitivity and reinvested in U.S. Treasury and government agency securities primarily due to higher yield opportunities. The average rate paid for interest-bearing liabilities decreased from 4.95% for the quarter ended June 30, 1996 to 4.87% for the quarter ended June 30, 1997. There was also a decrease from the end of 1996 from 4.93%, a decrease of 6 basis points, or 1%. The decrease during the quarter ended June 30, 1997 was primarily due to the repricing of approximately $4.58 million in time deposits, which had been at rates in excess of 6.8%, to a lesser rate. The decrease in the average rate paid on interest-bearing liabilities during the first two quarters of 1997 was primarily due to the repricing of approximately $9.7 million of time deposits which were at rates in excess of 6.8%.

The interest rate spread has decreased from 4.05% for the quarter ended
June 30, 1996 to 3.58% for the quarter ended June 30, 1997. This decrease is primarily due to a decrease of 55 basis points in the average yield of interest-earning assets from June 30, 1996 to June 30, 1997. A large portion of the decrease is attributable to a decrease in the average yield on loans (which is the result of acquiring the predominantly residential real estate loan portfolio of Key Florida Bank, F.S.B. in 1996). At year-end the loan to deposits ratio was at 82% and increased during the first six months of 1997 to 83.4%.





                                      (29)

                           KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

General ( Continued)

The following tables set forth for the periods indicated, information regarding
(1) the total amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yield (ii) the total total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost (iii) net interest/dividend income;(iv) interest rate spread; and (v) net interest margin.

                                                                     Three Months Ended June 30,
                                       -------------------------------------------------------------------------------------
                                                             1997                                       1996(5)
                                       -----------------------------------------  ------------------------------------------
                                                                       (Dollars in Thousands)
                                                           Interest     Average                        Interest      Average
                                             Average         and         Yield/          Average          and        Yield/
                                             Balance      Dividends       Rate           Balance       Dividends      Rate
                                        ------------    -----------   -----------    --------------   ----------- -----------
Interest-earning assets:
Loans  (1)                                  $159,547        $3,573        8.95%           $71,728       $1,779        9.20%
Investment and mortgage-
     backed securities                        26,350           396        6.01%            19,950          288        5.77%
Other interest-earning assets(2)               5,576            76        5.45%             2,141           43        8.03%
                                            --------        ------     --------           -------       ------       ------
   Total interest-earning assets             191,473         4,045        8.45%            93,819        2,110        9.00%

Noninterest-earning assets                    12,214                                        6,815
                                            --------                                      -------
Total assets                                $203,687                                     $100,634
                                            ========                                     ========
Interest-bearing liabilities:
   Demand, money market and
       NOW deposits                          $24,464           153        2.50%           $14,565          $89        2.45%
Savings                                       26,424           308        4.66%             4,536           40        3.55%
Certificates of deposit                      121,809         1,641        5.39%            62,712          884        5.63%
Other borrowings                                 106             3       11.32%               343            4        4.66%
                                            --------        ------    --------            -------       ------      ------
      Total interest-bearing
        liabilities                          172,803         2,105        4.87%            82,156        1,017        4.95%
                                            --------        ------    --------           --------       ------      ------

Noninterest-bearing liabilities               17,963                                       10,974

Stockholders' equity                          12,921                                        7,504
                                           ---------                                     --------

Total Liabilities and
    Stockholders' equity                    $203,687                                     $100,634
                                           =========                                     ========

Net interest/dividend income                                $1,940                                      $1,093
                                                           =======                                     =======
Interest-rate spread(3)                                                   3.58%                                       4.05%
                                                                        =======                                     =======

Net interest margin(4)                                                    4.05%                                       4.66%
                                                                        =======                                     =======

Ratio of average interest-earning
    assets to average interest-
    bearing liabilities                         1.11%                                        1.14%
                                           =========                                     ========


------------------------------------------------------------
(1)    Includes nonaccrual loans.
(2)    Includes interest-bearing deposits on other banks and federal funds sold.
(3) Interest-rate spread represents the difference between the average-yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.
(5) 1996 Average balances are calculated using month-end totals, not daily average balances.



                                      (30)

                         KEY FLORIDA BANCORP, INC.
ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

General (Concluded)

The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

                                                                     Three Months Ended June 30,
                                                                       1997 Compared to 1996
                                                                      (Dollars in thousands)
                                                                   ------------------------------
                                                                 Rate         Volume           Total
                                                                 ----         ------           -----
Interest-earning assets:
     Loans                                                       $39            $1,755         $1,794
     Investment and mortgage back securities                      12                96            108
     Other interest-earning assets                                 6                27             33
                                                                 ---            ------         ------
                     Total                                        57             1,878          1,935
                                                                 ---            ------         ------
Interest-bearing liabilities
      Demand money market and NOW deposits                         2                62             64
      Savings                                                     16               252            268
      Certificate of Deposit                                      33               724            757
      Other borrowings                                             0                (1)            (1)
                                                                 ---            ------         ------
                      Total                                       51             1,037          1,088
                                                                 ---            ------         ------
Net change in net interest income                                 $6              $841           $847
                                                                 ===            ======         ======

The Company's net interest income was $1,940,000 for the quarter ended June 30, 1997 compared with $1,093,000 for the Bank for the three months ended June 30, 1996, or an increase of $847,000 or 77.5%. This increase in net interest income resulted primarily from the increase in the loan portfolio due to the merger with Key Florida Bank, F.S.B. The 122% volume increase in the average balance of the loan portfolio for the second quarter of 1997 as compared to the second quarter of 1996 resulted in a 101% increase in loan interest income. As the above rate/volume variance table indicates the increase in interest income in the second quarter of 1997 was primarily driven by the increased volume of loans and to a lesser extent by an increased volume of investment securities.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. During the quarter ended
June 30, 1997, the provision for loan losses was $55,000, as compared to $135,000 during the quarter ended June 30, 1996. Management believes that the allowance at June 30, 1997 was adequate. See "---Financial Condition---Allowance for Loan Losses". As of June 30, 1997, the allowance for loan losses was 0.80% of total loans outstanding.




                                      (31)

                           KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

Noninterest Income

Noninterest income is composed primarily of service charges and fees but also includes gains on the sale of loans, gains on the disposition of bank premises and equipment, gain on the sale of other real estate owned and the gain on the sale of investment securities. During the three months ended June 30, 1997, noninterest income was $242,000 as compared to $117,000 during the three months ended June 30, 1996 or an increase of $125,000 or 107%. This increase was primarily attributable to the gains on sale of loans of $22,500 and gains on the sale of investment securities of $51,000.

Noninterest Expenses

During the three months ended June 30, 1997, noninterest expenses were $1,848,000 as compared to $882,000 during the three months ended June 30, 1996, or an increase of $966,000 or 110%. The following sets forth additional information on certain other expenses categories which had significant changes.

Compensation and benefits increased $407,000 or 104% to $800,000 during the three months ended June 30, 1997 from $393,000 during the three months ended June 30, 1996. This increase is primarily due to the merger of the bank with Key Florida Bank, F.S.B. on July 30, 1996. Prior to the merger of the two financial institutions, the number of full time equivalent employees at the Bank had averaged 44. Since the merger transaction occurred the average number of full time equivalent employees is approximately 93.

Occupancy expenses increased $157,000 or 132% to $276,000 during the three months ended June 30, 1997 from $119,000 during the three months ended June 30, 1996. This increase is also attributable to the merger with Key
Florida F.S.B. The Bank had three branch offices prior to the merger transaction and acquired the three branch offices of Key Florida Bank, F.S.B. Also, the Bank opened its seventh branch location in early January, 1997 in Ellenton, Florida. The Company maintains its corporate offices separate from those of the Bank and its branches.

Data processing expenses increased $95,000 or 221% to $138,000 during the three months ended June 30, 1997 from $43,000 during the three months ended June 30, 1996. This increase was the result of the merger transaction with Key Florida Bank, F.S.B. During the fourth quarter of 1996 the Bank converted its data processing systems to one service bureau and now has a management information system which will allow for the continued growth of the Bank.

FDIC insurance assessments increased $12,000, or 63%, to $31,000 during the three months ended June 30, 1997 from $19,000 during the three months ended June 30, 1996. At June 30, 1997 the Bank is a well capitalized financial institution under regulatory guidelines and is assessed insurance premiums at the lowest assessable rate.




                                     (32)

                           KEY FLORIDA BANCORP, INC.



ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expenses (Continued)

Other expenses were $603,000 for the three months ended June 30, 1997, as compared to $307,000 during the three months ended June 30, 1996, or an increase of $296,000, or 96%. The increase in other expenses was primarily due to the merger with Key Florida Bank, F.S.B. resulting in the doubling in size of the Bank. Included in Other Expenses is the amortization of the core deposit intangible ( See Item 1 - Note 2 to the Notes to Unaudited Financial Statements - "Merger with Key Florida Bank, F.S.B."), which is a direct result of the purchase of Key Florida bank, F.S.B. The amount of the amortization during the second quarter of 1997 was $80,400. During the quarter ended June 30, 1997 the Company also paid costs of $31,930 associated with its registration statement and application fees to NASDAQ to have its stock publicly traded on the NASDAQ market, and charged off $100,000 for the other repossessed assets. See "Financial Condition - Classification of Assets."


Taxes on Income

During the quarters ended June 30, 1997 and 1996, the Company and the Bank recorded taxes on income of $99,000 and $70,000 respectively, reflecting effective income tax rates of $35.36% in 1997 and 36.13% in 1996.





                                     (33)

                          KEY FLORIDA BANCORP, INC.


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





                                      (34)

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

The Bank's cumulative twelve month gap at June 30, 1997 was a positive 10.00% which was within the target range established by the ALCO Committee. Management believes that the foregoing interest rate sensitivity analysis does not take into account the potential impact of prepayments on fixed rate loans (which would tend to mitigate the effect of a negative gap). Also, management believes the analysis assumes all NOW and statement savings accounts will reprice immediately, although management considers at least a portion of such accounts to be "core deposits" which management believes would not reprice in direct response to changes in market interest rates, and therefore would tend to mitigate the effect of a negative gap.

Principal among the Bank's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce the Bank's exposure during periods of fluctuating interest rates. Management believes that the type and amount of the Bank's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on the Bank's net interest income.
The Bank seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. The Bank's demand, money market, and NOW deposit accounts, approximated 14.35% of total deposits at June 30, 1997. These accounts bore a weighted average rate of 2.59% and 2.71% during the six months ended June 30, 1997, and during the six months ended June 30, 1996, respectively. Management anticipates that these accounts will continue to comprise a significant portion of the Bank's total deposit base. At June 30, 1997, 17.58% of total assets consisted of cash and cash equivalents and short-term investment securities. The Bank also maintains a "floor", or minimum rate, on certain of its floating or prime based loans. These floors allow the Bank to continue to earn a higher rate when the floating rate falls below the established floor rate.



                                      (35)

                           KEY FLORIDA BANCORP, INC.

ASSET/LIABILITY MANAGEMENT (CONCLUDED)


The following table sets forth certain information relating to Bank's interest-earning assets and interest-bearing liabilities at June 30, 1997 that were estimated to mature or were scheduled to reprice within the period shown:


                                                                         (Dollars in thousands)
                                                           0-3            4-12            More than
                                                          Months         Months           One Year          Total
                                                         --------       --------         -----------       -------
Loans receivable: (1)
      Adjustable-rate                                    $30,389        $23,994             $55,897      $110,280
      Fixed-rate                                           4,154          5,483              42,358        51,995
                                                         -------        -------             -------      --------
              Total loans                                 34,543         29,477              98,255       162,275

Federal funds sold and Federal Home
    Loan Bank Overnight Account                            5,947                                            5,947
Investment and mortgage-backed
    Securities (2)                                           485          2,834              21,500        24,819
                                                         -------        -------             -------      --------

              Total rate-sensitive assets                $40,975        $32,311            $119,755      $193,041
                                                         -------        -------             -------      --------


Deposit accounts (2)
       Money market deposits                              $8,834                                           $8,834
       NOW and savings deposits                           40,604                                           40,604
       Certificates of deposit                            24,410         74,466              26,156       125,032
                                                         -------        -------             -------      --------

              Total rate-sensitive liabilities            73,848         74,466              26,156       174,470
                                                         -------        -------             -------      --------

GAP (repricing differences)                             $(32,873)      $(42,155)            $93,599       $18,571
                                                        ========       ========             =======       =======

Cumulative GAP                                          ($32,873)      $(75,028)            $18,571
                                                        ========       ========             =======

Cumulative GAP/total assets                                  (17)%          (13)%                10%
                                                        ========       ========             =======

--------------------------------------------


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



                                      (36)

                          KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION


Lending Activities

A significant source of income for the Company is the interest earned on loans. At June 30 1997, the Company's total assets were $207.3 million and its net loans were $160.9 million or 77.6% of total assets. At June 30, 1996, the Bank's total assets were $102.87 million and its net loans were $73.67 million or 71.61% of total assets.

Lending activities were conducted pursuant to a written policy which has been adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by loan committee comprised of certain directors of the Bank.

The following table sets forth information concerning the Company loan portfolio by type of loan at the dates indicated:

                                                                          (Unaudited)
                                                      June 30,                                June 30,
                                              ------------------------                --------------------------
                                                        1997                                   1996
                                             --------------------------               -------------------------
                                                                       (Dollars In Thousands)
                                                               % of                                       % of
                                                Amount        Total                Amount                 Total
                                                ------       --------              ------                --------
 Commercial, Financial
     and Agricultural Loans                $  24,893            15                $   15,593                21
 Real Estate Loans                           132,244            82                    54,996                74
 Consumer Loans                                5,138             3                     3,948                 5
                                            --------           ---                ----------               ---
                      TOTAL LOANS           $162,275           100%               $   74,537               100%
                                                               ===                                         ===

 Less:
 Deferred Loan Fees                               74                                     (78)
 Allowance for Loan Losses                     1,294                                    (792)
                                            --------                              ----------
                      LOANS, NET            $160,907                              $   73,667
                                            ========                              ==========

The net loan originations were at an annualized rate of $21 million for the six months ended June 30, 1997. The continued strong loan origination's from December 31, 1996 to June 30, 1997 can be attributed to (i) continued loan demand in the Bank's primary market areas of Manatee and Sarasota Counties, Florida and (ii) the doubling of the Bank's branch network due to the merger with Key Florida Bank, F.S.B. in July 1996. Also, the bank opened its seventh branch location in January 1997 in Ellenton, Florida which has increased its loan demand.





                                      (37)

                          KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Asset Quality

Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. As of June 30, 1997 and December 31, 1996, approximately 81.5% and 78.39%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of June 30, 1997 total nonperforming assets were $3,309,000 or 1.60% of total assets. As of December 31, 1996, total nonperforming assets were $2,131,000 or 1.06% of total assets. For the six months ended June 30, 1997, the total nonperforming assets to total assets ratio increased to 1.60% from 0.80% at December 31, 1996, due in large part to $518,000 in commercial loans being placed on nonaccrual at the end of the first quarter. During the second quarter management restructured these loans into a single credit and added mortgages on the borrowers residence and income producing property to further secure the Bank's collateral position. Though this loan has performed as agreed subsequent to its restructure the OCC has instructed bank management to classify this credit as a nonaccural loan until notified otherwise. In an effort to maintain the quality of the loan portfolio management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on the Bank's profitability. However, as part of its loan portfolio management strategy, the Bank generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management generally make physical inspections of properties being considered for mortgage loans.

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of June 30, 1997.

         Commercial loans                   15%
         Real estate mortgage loans         82%
         Installment and other loans         3%

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




                                      (38)

                          KEY FLORIDA BANCORP, INC.

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





                                      (39)

                          KEY FLORIDA BANCORP, INC.
ITEM 2 - CONTINUED

FINANCIAL CONDITION (CONTINUED)

Classification of Assets (Continued)


                                                                 At June 30,                    At December 31,
                                                     ---------------------------------        -------------------
                                                            1997               1996                   1996
                                                     --------------      -------------           -------------
                                                                  (Dollars in thousands)
Nonaccrual loans:
    Commercial real estate                                   $75                $66                  $360
    Residential mortgage loans                             1,491                 67                 1,003
    Commercial loans(2)                                      619                408                   208
    Consumer and other loans                                  72                 65                    35
                                                        --------            -------              --------
     Total Nonaccrual Loans                                2,257                606                 1,606

Accruing loans 90 days or more past due                      526                391                     0
Troubled debt restructuring(2)                                 0                  0                     0
                                                         -------            -------              --------
     Total Nonperforming Loans                            $2,783               $997                $1,606
                                                         -------            -------              --------
Repossessed Assets:
  Real estate acquired by foreclosure
    or deed in lieu of foreclosure                           201                 $0                  $145
  Other repossessions                                        325                                      380
                                                         -------            -------              --------
     Total Repossessed Assets                                526                 $0                  $525
                                                         -------            -------              --------
Total Nonperforming Assets                                $3,309               $997                $2,131
                                                        ========            =======              ========

Total nonperforming assets to total assets                  1.60%              0.97%                 1.06%
                                                        ========            =======              ========
Total nonperforming loans as a
    percentage of total loans                               1.71%              1.34%                 1.04%
                                                        ========            =======              ========
Total nonperforming loans as a
    percentage of total assets                              1.34%              0.97%                 0.80%
                                                        ========            =======              ========

Period-end total loans                                  $162,275            $74,537              $155,107
                                                        ========            =======              ========

Average loans outstanding, net (1)                      $157,798            $70,597              $103,731
                                                        ========            =======              ========





 (1)  Average loans outstanding less the average allowance for loan losses
 (2) There is one nonperforming Commercial loan for $518,000 which is also a troubled debt restructure but is listed here in Nonaccrual loans. Though the loan is performing as agreed since restructuring the OCC has mandated that it be classified as a nonaccruing loan.




                                      (40)

                          KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Classification of Assets (Concluded)

Nonperforming assets (other real estate owned, other repossessed assets and nonaccrual loans) at June 30, 1997 were $3,309,000 an increase of $1,178,000 or 55.3% from December 31, 1996. As previously mentioned, $518,000 of the increase was due to commercial loans to a single borrower that were placed on nonaccrual status during the first quarter and were restructured during the quarter-ended June 30, 1997. As previously mentioned this loan has performed as agreed since it was restructured on April 15, 1997 but the OCC has required bank management to classify this performing loan as nonaccruing until instructed to do otherwise.

During 1996 the Bank repossessed the inventory of a boat manufacturer which it had underwritten. The Bank has classified this iventory as other repossessed assets. In the Banks evaluation process of its problem assets the senior management and loan staff have determined that the carrying amount of these boats should be charged off $100,000 in order to reflect the boat inventory at managements' best estimate of their valuation at June 30, 1997.

As of June 30, 1997, loans 30 to 89 days delinquent totaled $748,000 and consisted primarily of commercial loans totaling $398,000 or 53.2% of total loans 30 to 89 days delinquent. The remaining $350,000 of loans 30 to 89 days delinquent consisted $160,000 of consumer installment loans and $190,000 of real estate loans. The delinquencies of the Bank have shown a continued positive trend during the second quarter of 1997. At the end of the first quarter the Bank had $4.4 million in delinquent loans or 2.83% of its loan portfolio. At the end of the second quarter delinquencies had decreased to $1.3 million or .79% of the loan portfolio. This decrease in the total delinquencies of $3.1 million represents a 71% improvement during the second quarter of 1997.

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





                                      (41)

                          KEY FLORIDA BANCORP, INC.

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

Management continues to monitor the Bank's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. The Bank's allowance was $1,294,000 or 0.80% of total loans at June 30, 1997. The allowance was $1,321,331 or .85% of total loans at December 31, 1996. The lower percentage of the allowance to total loans at June 30, 1997 was due to the increase in the residential real estate loan portfolio which are typically lower risk loans with readily salable collateral which bring a measure of increased asset quality.





                                      (42)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Allowance for Loan Losses (Continued)


The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated:




                                                 Six Months          Six Months          Year
                                                    Ended              Ended            Ended
                                                  June 30,            June 30,        December 31,
                                                    1997                1996             1996
                                                -------------       -------------    -------------
                                                              (Dollars in thousands)
Allowance at beginning of period                    $1,321                $704             $704
Allowance brought forward
    from merger                                          0                   0              528
Charge-offs:
     Commercial loans                                 (116)               (100)            (111)
     Real Estate                                       (16)                  0              (30)
     Consumer loans                                    (11)                (12)             (33)
                                              ------------        ------------     ------------
          Total loans charged-off                     (143)               (112)            (174)
                                              ------------        ------------     ------------
Recoveries                                               1                   5                6
                                              ------------        ------------     ------------
          Net charge-offs                             (142)               (107)            (168)
Provision for loan losses charged
     to operating expenses                             115                 195              257
                                              ------------        ------------     ------------
Allowance at end of period                          $1,294                $792           $1,321
                                              ============        ============     ============
Net charge-offs as a percentage of
    average loans outstanding                         0.15%               0.15%            0.16%
                                              ============        ============     ============
Allowance for loan losses as a
    percentage of period-end total loans              0.80%               1.06%            0.85%
                                              ============        ============     ============
Allowance for loan losses as a
    percentage of nonperforming loans                46.50%              79.44%           82.25%
                                              ============        ============     ============


Period-end total loans                            $162,275             $74,537         $155,107
                                              ============        ============     ============
Average loans outstanding, gross(1)               $159,066             $71,356         $104,728
                                              ============        ============     ============



(1) Average loans outstanding before average allowance for loan losses





                                      (43)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Allowance for Loan Losses (Concluded)

The following table presents information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                                   (Dollars in thousands)
                                         Six Months Ended June 30, 1997                Year Ended December 31, 1996
                                        -------------------------------                ----------------------------
                                                               % of                                        % of
                                                              Loans to                                    Loans to
                                                               Total                                       Total
                                           Amount              Loans                   Amount              Loans
                                           ------              -----                   ------              -----
Commercial loans                        $       546             42.2%                  $     596            45.1%
Real Estate                                     620             47.9%                        585            44.3%
Consumer loans and other                        128              9.9%                        140            10.6%
                                        -----------         --------                   ---------         -------
     Total allowance for
             loan losses                $     1,294            100.0%                      1,321           100.0%
                                        ===========         ========                   =========         =======


The allowance for loan losses represented .80% of the total loans outstanding as of June 30, 1997 compared with .85% of the total loans outstanding as of December 31, 1996. The amount of the provision for loan losses charged to expense in each of the periods presented above represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated credit losses. Such estimates were based on management's assessment of the current and future general economic conditions in the Bank's market area, the risk levels associated with the particular composition of the loan portfolio during such periods, and the Bank's past collection experience.

On a quarterly basis management performs a calculation of its required loan loss reserve using historical loan loss rates and giving weight to risk-related loans by loan pool groups. The Bank analyzes the reserve requirements and based on this analysis, which again gives relative risk weight to loan pools, the Bank has determined that its reserve balance was adequate at June 30, 1997.

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



                                      (44)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION

Deposit Activities (Continued)

The following table shows the distribution of, and certain other information relating to, the Bank's deposit accounts by type:



                                                                June 30,                      December 31,
                                                                  1997                            1996
                                                      ----------------------------    -----------------------------
                                                                       (Dollars in thousands)
                                                                         % of                            % of
                                                                         Total                           Total
                                                          Amount        Deposits         Amount         Deposits
                                                     --------------- -------------    -------------  --------------
Demand deposit                                           $18,495          9.58%         $17,011           9.08%
NOW deposit                                               13,790          7.15%          14,902           7.95%
Money market                                               8,834          4.58%          11,210           5.98%
Savings accounts                                          26,815         13.90%          19,590          10.46%
Time deposits under $100,000                             105,838         54.85%         103,050          55.00%
Time deposits $100,000 and over                           19,193          9.94%          21,584          11.53%
                                                     ===========       =======         ========         ======
     Total deposits                                     $192,965        100.00%        $187,347         100.00%
                                                     ===========       =======         ========         ======


Time deposits included individual retirement accounts ("IRA") totaling $10.45 million and $11.02 million as of June 30, 1997 and December 31, 1996, respectively, all of which are in the form of certificates of deposit.

The Company's deposits increased $5.6 million or 3.0% to $192.97 million as of June 30, 1997, from $187.35 million as of December 31, 1996. This increase was primarily attributable to an increase in savings deposits of $7.2 million since December 31, 1996.

The following table shows the average amount of and the average rate paid on each of the following deposit account categories during the period indicated:


                                                       Six Months Ended               Year Ended
                                                         June 30, 1997              December 31, 1996
                                                   ---------------------------  ----------------------------
                                                    Average         Average      Average          Average
                                                    Balance           Rate       Balance            Rate
                                                   ------------- -------------  -------------- -------------
Demand, Money Market and NOW                       $24,478             2.59%     $19,380             2.95%
Savings deposits                                    24,577             4.59%      10,151             3.87%
Certificate of deposit                             121,489             5.33%      87,558             5.50%
                                                 ---------        ---------     --------         --------
Total Interest-bearing deposits                   $170,544             4.83%    $117,089             4.93%
                                                 ===-=====        =========     ========         ========





                                      (45)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION

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

As of June 30, 1997 and December 31, 1996, all time certificates of deposit mature as follows:

                                                               June 30,           December 31,
                                                                 1997                 1996
                                                            -------------       --------------
                                                                    (In thousands)
Due in three months                                        $     1,258              $   39,300
Due from three months to one year                               75,832                  50,970
Due over one year                                               47,943                  34,364
                                                           -----------              ----------
                  Total                                    $   125,033              $  124,634
                                                           ===========              ==========

As of June 30, 1997 and December 31, 1996, time deposits of $100,000 and over mature as follows:

                                                               June 30,           December 31,
                                                                 1997                 1996
                                                            -------------       --------------
                                                                    (In thousands)
Due in three months or less                                $       300              $    7,321
Due from three months to one year                               11,378                   8,666
Due over one year                                                7,516                   4,147
                                                           -----------              ----------
                  Total time deposits $100,000 and over    $    19,194              $   20,134
                                                           ===========              ==========

Investment Securities

The Bank's investment securities at June 30, 1997 primarily consisted of United States Treasury and Government Agency securities. Although investment securities generally have a lower yield than loans, investment securities increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than loans, and may be used to collateralize borrowing or other obligations of the Bank.

                                      (46)

                           KEY FLORIDA BANCORP, INC.




ITEM 2 - CONTINUED

FINANCIAL CONDITION (CONTINUED)

Investment Securities (Continued)

Due to repayment and prepayments of the underlying loans mortgage-backed securities are substantially less than the scheduled maturities. Changes in interest rates may also affect the average life, yield to maturity, and related market value of the Bank's securities portfolio.

The following table sets forth the carrying value of investment securities held by the Bank at the dates indicated:


                                                       June 30, 1997               December 31, 1996
                                                 ---------------------------  ----------------------------
                                                  Amortized       Market        Amortized       Market
                                                     Cost         Value           Cost          Value
                                                 ------------- -------------  -------------- -------------
                                                               (Dollars in thousands)
Investment securities:
U.S. Treasury securities                            $3,485        $3,485          $6,444        $6,470
U.S. Government Agency securities                   15,644       $15,624         $15,798       $15,723
Mortgage-backed securities                           3,969         3,971           4,062         4,075
State revenue obligations                              391           399             427           435
Other equity securities                             $1,340         1,340             711           711
                                              ------------  ------------   -------------  ------------
        Total investment securities                $24,829       $24,819         $27,442       $27,414
                                              ============= =============  ============== =============


The following table sets forth, by maturity distribution certain information pertaining to the investment securities portfolio as follows:


                                           After One Year        After Five Years
                   One Year or Less        To Five Years            To Ten Years         After Ten Years              Total
                  -------------------    --------------------   --------------------   -------------------    ---------------------
                  Amortized  Average     Amortized  Average     Amortized   Average    Amortized   Average    Amortized     Average
                    Cost      Yield        Cost      Yield        Cost       Yield       Cost       Yield       Cost         Yield
                  ---------  --------   ----------- ---------  -----------  --------   ---------- --------    --------     ---------
                                                                                  (Dollars in thousands)
June 30, 1997:
   U.S. Treasury
     securities    $1,500     5.50%      $1,985      5.23%                                                       $3,485      5.34%
   Government
     agencies       1,000     4.51%      12,639      6.39%      $2,005     7.56%                                 15,644      6.42%
   Mortgage-backed
     securities                             788      5.50%                               $3,181      7.05%        3,969      6.74%
   State revenue
     obligations                            391      5.75%                                                          391      5.75%
   Other equity
     securities     1,340     6.63%                                                                               1,340      6.63%
                  -------    -----      -------     -----       ------     ----          ------      ----       -------      ----
          Total    $3,840     5.64%     $15,803      6.18%      $2,005     7.56%         $3,181      7.05%      $24,829      6.01%
                  =======    =====      =======     =====       ======     ====          ======      ====       =======      ====





                                      (47)

                          KEY FLORIDA BANCORP, INC.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


On June 3, 1997, the Company held its annual meeting of shareholders. The Company's shareholders elected the following eight persons as directors, each to serve until the next annual meeting of shareholders or until his successor is elected and qualified. The Company's shareholders also voted to approve a stock option plan for officers and employees.

The number of shares voted for or against each director and the stock option plan were as follows:

                 Election of Directors                   For              Against           Abstained            Not Voted
                 ---------------------                   ---              -------           ---------            ---------
                 Harvey E. Anderson                  1,613,495              3,449               3,247              1,137,938

                 Roger P. Conley                     1,594,975             22,086               3,130              1,137,938

                 Daniel S. Hager                     1,609,975              7,149               3,130              1,137,938

                 Stephen R. Jonsson                  1,604,224             12,720               3,247              1,137,938

                 Bryant A. Meeks                     1,611,908              5,153               3,130              1,137,938

                 Leonard J. Najjar                   1,603,877             13,184               3,130              1,137,938

                 Dr. James T. Rogers                 1,616,471                  5               3,715              1,137,938

                 H. R. Williams                      1,598,109                117              21,965              1,137,938


Approval of a stock option plan for officers and employees:


    For             Against                Abstain                 Not Voted
    ---              ------                -------                 ---------
1,589,655           12,710                  17,826                  1,137,938





                                      (48)

                          KEY FLORIDA BANCORP, INC.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits

         27      Financial Data Schedule (for SEC use only)


         Reports


         No reports on Form 8-K were filed during the quarter ended
         June 30, 1997.


Signatures

Pursuant to the requirement of The Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KEY FLORIDA BANCORP, INC.
                                        (REGISTRANT)



DATED:    August 13, 1997   BY:   /s/ Steven R. Jonsson
                               ------------------------------------------------
                                      Steven R. Jonsson, President

DATED:    August 13, 1997   BY:  /s/ Michael L. Hogan
                               ------------------------------------------------
                                     Michael L. Hogan, Vice President/Treasurer





                                      (49)