Form 10QSB
period 1997-09-30
KEY FLORIDA BANCORP INC
filed 1997-11-13
CIK 836864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 751-4460





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO    .
                                               -----   ----

As of November 13, 1997 there were outstanding 2,758,129 shares of the Registrant's Common Stock.

                          KEY  FLORIDA  BANCORP,  INC.
            FORM 10-QSB - For the Quarter Ended  September 30, 1997

                              TABLE  of  CONTENTS




Part I.  Financial Information                                                                                       Page

         Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3-18


        Item 2.
                        Management's Discussion and Analysis of Financial
                        Condition and Result of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19-46
Part II.  Other Information

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - Not Applicable
         Item 3.  Defaults upon Senior Securities - Not Applicable
         Item 4.  Submissions of Matters to a Vote of
                            Security  Holders-Not Applicable
         Item 5.  Other Information - None

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     47

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

                           KEY FLORIDA BANCORP, INC.
                                AND SUBSIDIARIES
                               BRADENTON, FLORIDA

                               SEPTEMBER 30, 1997


                                   CONTENTS

                                                                                                      PAGE
                                                                                                  -----------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                                                 3

CONDENSED CONSOLIDATED BALANCE SHEETS                                                                  4

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR KEY FLORIDA
  BANCORP, INC. AND SUBSIDIARIES FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 1997 AND 1996                                                                    5

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR KEY FLORIDA
  BANCORP, INC. AND SUBSIDIARIES FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 1997 AND 1996                                                                    6

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
  EQUITY FOR KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES FOR
  THE NINE MONTHS ENDED SEPTEMBER 30, 1997                                                             7

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR KEY FLORIDA
  BANCORP, INC. AND SUBSIDIARIES FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1997 AND 1996                                                                         8-9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                 10-18

                       [PURVIS GRAY & COMPANY LETTERHEAD]
================================================================================




                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Key Florida Bancorp, Inc. and Subsidiaries
Bradenton, Florida

We have reviewed the condensed consolidated balance sheet and condensed consolidated statement of changes in stockholders' equity of Key Florida Bancorp, Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three months and nine months ended September 30, 1997 and 1996, and condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of Key Florida Bancorp, Inc. and its subsidiaries' management.

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



October 22, 1997
Gainesville, Florida                                    PURVIS, GRAY and COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
        KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES - BRADENTON, FLORIDA

                                    ASSETS

                                                                         (UNAUDITED)           (AUDITED)
                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                             1997                 1996
                                                                      ------------------    -----------------
ASSETS
   Cash and Demand Deposits Due From Banks                            $        6,670,791    $      10,542,883
   Federal Funds Sold and Federal Home Loan Bank
     Overnight Account                                                         7,180,614              971,647
   Investment Securities - Available-For-Sale                                 26,600,530           27,414,233
   Loans Receivable, Net                                                     159,132,625          153,708,503
   Premises and Equipment, Net                                                 5,765,216            4,542,646
   Accrued Interest Receivable                                                 1,428,921            1,352,943
   Other Real Estate Owned                                                       666,845              120,000
   Other Assets                                                                4,926,388            2,237,292
                                                                      ------------------    -----------------
TOTAL ASSETS                                                                 212,371,930          200,890,147
                                                                      ==================    =================


                                           LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
   Deposits:
     Noninterest-Bearing                                                      20,079,542           17,010,952
     Interest-Bearing                                                        177,833,012          170,335,869
                                                                      ------------------    -----------------
   Total Deposits                                                            197,912,554          187,346,821
   Accrued Interest Payable                                                      700,472              549,342
   Other Liabilities                                                             625,900              302,816
                                                                      ------------------    -----------------
TOTAL LIABILITIES                                                            199,238,926          188,198,979
                                                                      ------------------    -----------------

STOCKHOLDERS' EQUITY
   Common Stock, $.01 Par Value; 4,000,000 Shares
     Authorized, 2,758,129 Shares Issued                                          27,581               27,581
   Additional Paid-In Capital                                                 11,400,484           11,400,484
   Unrealized Gain (Loss) on Securities (Net of
     Deferred Taxes)                                                              12,497              (18,654)
   Retained Earnings                                                           1,692,932            1,282,247
   (Treasury Stock, At Cost - 143 Shares)                                           (490)                (490)
                                                                      ------------------    -----------------
TOTAL STOCKHOLDERS' EQUITY                                                    13,133,004           12,691,168
                                                                      ------------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      212,371,930    $     200,890,147
                                                                      ==================    =================

                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               BRADENTON, FLORIDA
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                      1997           1996
                                                                                  ------------  -------------
INTEREST INCOME
  Interest and Fees on Loans                                                      $ 10,845,918  $   6,196,222
  Interest on Investment Securities - Taxable                                        1,209,208        941,344
  Exempt From Federal Income Taxes                                                      19,307         34,489
  Federal Funds Sold and Overnight Accounts                                            208,752        101,862
                                                                                  ------------  -------------
TOTAL INTEREST INCOME                                                               12,283,185      7,273,917
                                                                                  ------------  -------------

INTEREST EXPENSE
  Interest on Deposits                                                               6,414,461      3,626,569
  Interest on Other Borrowings                                                          41,934         51,742
                                                                                  ------------  -------------
TOTAL INTEREST EXPENSE                                                               6,456,395      3,678,311
                                                                                  ------------  -------------

NET INTEREST INCOME                                                                  5,826,790      3,595,606

PROVISION FOR LOAN LOSSES                                                              360,633        256,859
                                                                                  ------------  -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  5,466,157      3,338,747
                                                                                  ------------  -------------

NONINTEREST INCOME
  Service Charges on Deposit Accounts                                                  215,062        256,394
  Gain on Loan Sales                                                                   100,599              0
  Gain on Other Real Estate Sales                                                       32,284              0
  Gain on Sale of Investment Securities                                                 88,089          1,237
  Other Income                                                                         267,615         30,836
                                                                                  ------------  -------------
TOTAL NONINTEREST INCOME                                                               703,649        288,467
                                                                                  ------------  -------------

NONINTEREST EXPENSE
  Salaries and Employees Benefits                                                    2,353,719      1,368,079
  Occupancy Expense                                                                    842,848        450,116
  Data Processing Expense                                                              273,271        160,003
  FDIC Insurance Premiums and Assessments                                               82,183        479,605
  Other Expenses                                                                     1,985,963        682,505
                                                                                  ------------  -------------
TOTAL NONINTEREST EXPENSE                                                            5,537,984      3,140,308
                                                                                  ------------  -------------

INCOME BEFORE INCOME TAXES                                                             631,822        486,906

INCOME TAX (EXPENSE)                                                                  (221,137)      (178,321)
                                                                                  ------------  -------------

NET INCOME                                                                        $    410,685  $     308,585
                                                                                  ============  =============

EARNINGS PER SHARE                                                                $       0.15  $        0.14
                                                                                  ============= =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 2,800,289      2,196,208
                                                                                  ============  =============


                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               BRADENTON, FLORIDA
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                      1997           1996
                                                                                  ------------  -------------
INTEREST INCOME
  Interest and Fees on Loans                                                      $  3,715,866  $   2,774,438
  Interest on Investment Securities - Taxable                                          405,808        380,051
  Exempt From Federal Income Taxes                                                       7,218         16,643
  Federal Funds Sold and Overnight Accounts                                            127,642         37,855
                                                                                  ------------  -------------
TOTAL INTEREST INCOME                                                                4,256,534      3,208,987
                                                                                  ------------  -------------

INTEREST EXPENSE
  Interest on Deposits                                                               2,292,434      1,669,156
  Interest on Other Borrowings                                                           3,396         16,175
                                                                                  ------------  -------------
TOTAL INTEREST EXPENSE                                                               2,295,830      1,685,331
                                                                                  ------------  -------------

NET INTEREST INCOME                                                                  1,960,704      1,523,656

PROVISION FOR LOAN LOSSES                                                              245,633         61,859
                                                                                  ------------  -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  1,715,071      1,461,797
                                                                                  ------------  -------------

NONINTEREST INCOME
  Service Charges on Deposit Accounts                                                   79,966        104,899
  Gain on Loan Sales                                                                    33,120              0
  (Loss) on Other Real Estate Sales                                                     (2,992)             0
  Gain on Sale of Investment Securities                                                 37,327              0
  Other Income                                                                          75,334         13,069
                                                                                  ------------  -------------
TOTAL NONINTEREST INCOME                                                               222,755        117,968
                                                                                  ------------  -------------

NONINTEREST EXPENSE
  Salaries and Employees Benefits                                                      779,753        607,468
  Occupancy Expense                                                                    289,035        211,908
  Data Processing Expense                                                               37,750         65,855
  FDIC Insurance Premiums and Assessments                                               20,751        450,641
  Other Expenses                                                                       805,248        268,513
                                                                                  ------------  -------------
TOTAL NONINTEREST EXPENSE                                                            1,932,537      1,604,385
                                                                                  ------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                                                        5,289        (24,620)

INCOME TAX (EXPENSE) BENEFIT                                                              (832)        10,702
                                                                                  ------------  -------------

NET INCOME (LOSS)                                                                 $      4,457  $     (13,918)
                                                                                  ============  =============

EARNINGS PER SHARE                                                                $        .00  $       (0.01)
                                                                                  ============= =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 2,800,289      2,196,208
                                                                                  ============  =============

                            See accompanying notes.

    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                               BRADENTON, FLORIDA








                                                         COMMON STOCK                  TREASURY STOCK
                                                   -------------------------       -------------------------
                                                      SHARES       AMOUNT            SHARES        AMOUNT
                                                   ------------  -----------       -----------  ------------
EARNINGS TOTAL
BALANCE, JANUARY 1, 1997 (AUDITED)                  2,758,129  $     27,581                143  $      (490)

      Unrealized Gain on Securities -
         Available-For-Sale                                 0             0                  0            0

      Net Income                                            0             0                  0            0
                                                  -----------  ------------        -----------  -----------

BALANCE, SEPTEMBER 30, 1997 (UNAUDITED)             2,758,129  $     27,581                143  $      (490)
                                                  ===========  ============        ===========  ===========

                                                                      UNREALIZED
                                                     ADDITIONAL       GAIN(LOSS)
                                                      PAID-IN            ON                RETAINED
                                                      CAPITAL         SECURITIES           EARNINGS              TOTAL
                                                  -------------    ----------------     ---------------       -----------
BALANCE, JANUARY 1, 1997 (AUDITED)                $  11,400,484    $         (18,654)   $       1,282,247     $ 12,691,168

      Unrealized Gain on Securities -
         Available-For-Sale                                   0               31,151                    0           31,151

      Net Income                                              0                    0              410,685          410,685
                                                  -------------    -----------------    -----------------     ------------

BALANCE, SEPTEMBER 30, 1997 (UNAUDITED)           $  11,400,484    $          12,497    $       1,692,932     $ 13,133,004
                                                  =============    =================    =================     ============

                           See accompanying notes.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               BRADENTON, FLORIDA
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                      1997           1996
                                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                      $    410,685  $     308,585
  Adjustments to Reconcile Net Income to Net Cash
    (Used In) Provided By Operating Activities:
      Depreciation and Amortization                                                    338,751        127,046
      Provision For Possible Loan Losses                                               360,633        256,859
      Net Amortization/Accretion of Premium/Discount on
        Investment Securities                                                          (19,274)         5,617
      Net (Gain) on Sale of Loans                                                     (100,599)             0
      Net (Gain) on Sale of Investment Securities                                      (88,089)        (1,237)
      Net (Gain) Loss on Sale of Other Real Estate Owned                               (32,284)        13,143
      Deferred Income Taxes                                                            (16,309)       (24,000)
      Changes in Assets and Liabilities:
        (Increase) in Accrued Interest Receivable                                      (75,978)      (271,123)
        (Increase) Decrease in Other Assets                                         (2,690,302)     1,738,172
        Increase in Accrued Interest Payable                                           151,130        175,550
        Increase in Other Liabilities                                                  323,084        675,062
                                                                                  ------------  -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (1,438,552)     3,003,674
                                                                                  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Investment Securities                                        9,665,975        501,237
  Loan Originations, Net                                                           (10,075,926)   (10,148,672)
  Proceeds From Sale of Loans                                                        3,468,039              0
  Proceeds From Sale of Other Real Estate Owned                                        409,170        132,194
  Purchase of Investment Securities                                                (15,792,848)   (20,458,463)
  Proceeds From Maturities and Calls of Investment Securities                        7,095,399     10,942,972
  Purchase of Bank Premises and Equipment                                           (1,572,518)    (2,193,581)
  Proceeds From Sale of Premises and Equipment                                          12,403              0
  Cash Received Through Merger Acquisition, Net of Merger Costs Paid                         0      3,684,315
                                                                                  ------------  -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                             (6,790,306)   (17,539,998)
                                                                                  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred Stock Dividends Paid                                                             0        (30,107)
  Purchase of Treasury Stock                                                                 0           (198)
  Net Increase in Noninterest-Bearing Deposits                                       3,068,590      8,318,810
  Net (Decrease) Increase in Money Market Deposits                                  (2,174,284)     8,334,814
  Net Increase (Decrease) in Savings and NOW Deposits                                8,871,795     (3,740,938)
  Net Increase in Time Deposits                                                        799,632      4,981,952
                                                                                  ------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           10,565,733     17,864,333
                                                                                  ------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,336,875      3,328,009
CASH AND CASH EQUIVALENTS, JANUARY 1                                                11,514,530     10,647,219
                                                                                  ------------  -------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                           $ 13,851,405  $  13,975,228
                                                                                  ============  =============

                            See accompanying notes.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               BRADENTON, FLORIDA
                                  (UNAUDITED)
                                  (CONCLUDED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             --------------------------------
                                                                                  1997              1996
                                                                            ---------------   ---------------
SHOWN ON THE BALANCE SHEETS AS

  Cash and Demand Deposits Due From Banks                                   $     6,670,791   $     6,719,111
  Federal Home Loan Bank Overnight Account and
    Federal Funds Sold                                                            7,180,614         7,256,117
                                                                            ---------------   ---------------
  TOTAL CASH AND CASH EQUIVALENTS                                           $    13,851,405   $    13,975,228
                                                                            ===============   ===============


SUPPLEMENTAL CASH DISCLOSURES

  Interest Paid                                                             $     6,305,265   $     3,195,400
                                                                            ===============   ===============

  Income Taxes Paid                                                         $       190,400   $       199,372
                                                                            ===============   ===============


SUPPLEMENTAL NONCASH DISCLOSURES

  Stock Issued For Acquisition of Key Florida Bank, F.S.B.:

  ASSETS ACQUIRED
    Investment Securities                                                   $             0   $    10,232,422
    Loans Receivable, Net                                                                 0        69,667,007
    Other Real Estate Owned                                                               0           150,978
    Premises and Equipment, Net                                                           0         1,252,876
    Accrued Interest Receivable                                                           0           451,302
    Other Assets                                                                          0         2,035,008
                                                                            ---------------   ---------------
  TOTAL ASSETS ACQUIRED                                                                   0        83,789,593
                                                                            ---------------   ---------------

  LIABILITIES ASSUMED
    Deposits                                                                              0        78,801,408
    Federal Funds Purchased                                                               0         2,000,000
    Accrued Interest Payable                                                              0           255,619
    Other Liabilities                                                                     0         1,187,209
                                                                            ---------------   ---------------
  (TOTAL LIABILITIES ASSUMED)                                                             0       (82,244,236)
                                                                            ---------------   ---------------
  SUBTOTAL                                                                                0         1,545,357
  CASH RECEIVED LESS MERGER COSTS PAID                                                    0         3,684,315
                                                                            ---------------   ---------------
  EQUITY                                                                    $             0   $     5,229,672
                                                                            ===============   ===============

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

             BASIS OF PRESENTATION
             The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the unaudited consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 1997, the results of its operations for the nine months and the three months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months and the three months ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION (CONCLUDED)

             WEIGHTED AVERAGE SHARES OUTSTANDING (CONCLUDED)
             Because the assumed exercise of stock options does not pass the 3% dilution test in accordance with Accounting Principles Board Opinion No. 15 (APB No. 15), the Company is deemed to have a simple capital structure and need only report primary earnings per share. For the nine months ended September 30, 1997 and 1996, weighted average number of shares of common stock and common stock equivalents outstanding was computed as follows:

                                                                                          (UNAUDITED)
                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                      1997           1996
                                                                                  ------------  -------------
             Weighted Average Shares of Common Stock Outstanding                     2,758,129      2,153,262
             Common Shares Assumed Outstanding to Reflect the
               Dilutive Effect of Stock Options to Purchase Common
               Stock                                                                    42,160         42,946
                                                                                  ------------  -------------
             WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
               STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING                        2,800,289      2,196,208
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 2 - BUSINESS COMBINATION AND COMPARABILITY OF FINANCIAL STATEMENTS (CONCLUDED)

             COMPARABILITY OF FINANCIAL STATEMENTS
             Due to the aforementioned merger transaction and to the number of shares of the Company's stock issued to Bank shareholders in the merger, a change of control of the Company was deemed to have occurred. Because control changed to Bank shareholders at merger, the comparative financial statements presented for the preceding fiscal period ended September 30, 1996, are those of Liberty National Bank.

             RECAPITALIZATION RESULTING FROM MERGER
             As a result of the merger transaction, the January 1, 1995, balance of the Bank's common stock outstanding and the related balance in par value have been retroactively restated to reflect the number of shares outstanding of the Company and the Company's one-cent par value. Additionally, additional paid-in capital at that date has been restated to reflect the corresponding adjustment of the balance in par value. These adjustments were made to give retroactive application to the aforementioned recapitalization resulting from the merger on July 30, 1996. The amounts, as originally reported and as adjusted at January 1, 1995, are as follows:


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
                                                                  ============  ============  ===============

             Additionally, per share data as of September 30, 1996, has been retroactively restated for the recapitalization resulting from the merger.


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


NOTE 4 -     LOANS AND ALLOWANCE FOR LOAN LOSSES

             The major categories of loans included in the loan portfolio are:

                                                                            (UNAUDITED)         (AUDITED)
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1997               1996
                                                                         ----------------   -----------------
             Commercial, Financial and Agricultural                      $     29,658,950   $      22,592,750
             Real Estate                                                      125,434,173         121,533,213
             Installment Loans                                                  5,488,637          10,980,785
                                                                         ----------------   -----------------
             Loans Receivable (Gross)                                         160,581,760         155,106,748
             Unearned Income                                                      (72,145)            (76,914)
                                                                         ----------------   -----------------
             Loans Receivable (Net of Unearned Income)                        160,509,615         155,029,834
             Less:  Allowance For Loan Losses                                  (1,376,990)         (1,321,331)
                                                                         ----------------   -----------------
             LOANS RECEIVABLE (NET)                                      $    159,132,625   $     153,708,503
                                                                         ================   =================

             Changes in the allowance for loan losses are summarized as follows:

                                                                            (UNAUDITED)         (AUDITED)
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1997               1996
                                                                         ----------------   -----------------
             BALANCE, BEGINNING OF PERIOD                                $      1,321,331   $         704,317
               Provision Charged to Expense                                       360,633             256,859
               Purchase of Key Florida Bank, FSB                                        0             528,109
               Recoveries of Loans Previously Charged Off                           1,142               6,187
                                                                         ----------------   -----------------
               Total Additions                                                  1,683,106           1,495,472
               (Loans Charged Off)                                               (306,116)           (174,141)
                                                                         ----------------   -----------------
             BALANCE, END OF PERIOD                                      $      1,376,990   $       1,321,331
                                                                         ================   =================

NOTE 5 -     INVESTMENTS

             The carrying amounts of investment securities as shown on the balance sheet of the Bank and their approximate market value at September 30, 1997 and December 31, 1996, were as follows:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 5 -     INVESTMENTS (CONTINUED)

                                                                           (UNAUDITED)
                                                                     CARRYING VALUE SUMMARY
                                                             AVAILABLE-FOR-SALE - SEPTEMBER 30, 1997
                                                    ---------------------------------------------------------
                                                                       GROSS          GROSS
                                                     AMORTIZED      UNREALIZED      UNREALIZED     MARKET
                                                        COST           GAINS         (LOSSES)       VALUE
                                                    ------------  --------------  -------------  ------------
             U.S. Treasury Securities               $  3,487,450  $        4,942  $        (442) $  3,491,950
             U.S. Government Agencies                 20,624,948          37,055        (11,900)   20,650,103
             Mortgage-Backed Securities                  748,567               0        (16,722)      731,845
             Obligations of State and Political
               Subdivisions                              380,118           6,264              0       386,382
                                                    ------------  --------------  -------------  ------------
             Total Debt Securities                    25,241,083          48,261        (29,064)   25,260,280
             Equity Securities                         1,340,250               0              0     1,340,250
                                                    ------------  --------------  -------------  ------------
             TOTAL SECURITIES                       $ 26,581,333  $       48,261  $     (29,064) $ 26,600,530
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
                                                    ============  ==============  =============  ============

             The book value and approximate market value of investments at September 30, 1997 and December 31, 1996, by contractual maturity are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or repay obligations with or without prepayment penalties.

                                                                   SECURITIES AVAILABLE-FOR-SALE
                                                     --------------------------------------------------------
                                                              (UNAUDITED)                   (AUDITED)
                                                           SEPTEMBER 30, 1997           DECEMBER 31, 1996
                                                     ---------------------------   --------------------------
                                                                       CARRYING                    CARRYING
                                                       AMORTIZED       (MARKET)     AMORTIZED      (MARKET)
                                                          COST          VALUE          COST         VALUE
                                                     ------------   ------------   ------------  ------------
             Due in One Year or Less                 $  4,301,004   $  4,288,788   $  2,510,639  $  2,505,070
             Due in One Year to Five Years             18,432,874     18,456,981     19,649,725    19,618,654
             Due From Five to Ten Years                 3,500,000      3,510,521        508,529       503,900
             Other                                        347,455        344,240      4,773,603     4,786,609
                                                     ------------   ------------   ------------  ------------
             TOTAL                                   $ 26,581,333   $ 26,600,530   $ 27,442,496  $ 27,414,233
                                                     ============   ============   ============  ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 5 -     INVESTMENTS (CONCLUDED)

             Effective December 31, 1993, the Company adopted the investment categorizations and carrying value rules as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115 (FASB No. 115), Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the unrealized gain or loss on investment securities available-for-sale, net of the applicable deferred income taxes, is shown as a separate component of stockholders' equity in the balance sheet. The following is a summary of the effects on the statement of stockholders' equity as of September 30, 1997 and December 31, 1996:

                                                                            (UNAUDITED)         (AUDITED)
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                1997              1996
                                                                          ----------------  -----------------
             Gross Unrealized Loss (Gain) on Securities
               Available-For-Sale                                         $         19,197  $         (28,263)
             Deferred Income Tax Benefit on Unrealized
               (Gain) Loss                                                          (6,700)             9,609
                                                                          ----------------  -----------------
             Net Increase (Decrease) in Stockholders' Equity              $         12,497  $         (18,654)
                                                                          ================  =================

NOTE 6 -     PREMISES AND EQUIPMENT

             A summary of premises and equipment at September 30, 1997 and December 31, 1996, is as follows:

                                                                            (UNAUDITED)         (AUDITED)
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                1997              1996
                                                                          ----------------  -----------------
             Land                                                         $      1,650,517  $       1,246,665
             Buildings                                                           2,478,671          1,909,165
             Furniture, Fixtures and Equipment                                   3,290,577          2,725,050
                                                                          ----------------  -----------------
                                                                                 7,419,765          5,880,880
             (Accumulated Depreciation)                                         (1,654,549)        (1,338,234)
                                                                          ----------------  -----------------
             TOTAL PREMISES AND EQUIPMENT                                 $      5,765,216  $       4,542,646
                                                                          ================  =================


NOTE 7 -     DEPOSITS

             A summary of interest-bearing deposits at September 30, 1997 and December 31, 1996, is as follows:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 7 -     DEPOSITS (CONCLUDED)

                                                                            (UNAUDITED)         (AUDITED)
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                1997              1996
                                                                          ----------------  -----------------
             Demand                                                       $     23,275,543  $      26,111,666
             Savings                                                            29,124,029         19,590,395
             Time                                                              125,433,440        124,633,808
                                                                          ----------------  -----------------
             TOTAL INTEREST-BEARING DEPOSITS                              $    177,833,012  $     170,335,869
                                                                          ================  =================

             Time deposit maturities for future years are presented in the following table:

                                           YEAR                            AMOUNT
                                  ---------------------              ------------------
                                  September 30, 1998                 $       98,496,453
                                  September 30, 1999                         12,264,703
                                  September 30, 2000                          9,890,854
                                  September 30, 2001                          2,329,924
                                  September 30, 2002                          2,371,522
                                  Thereafter                                     79,984
                                                                     ------------------
                                  TOTAL                              $      125,433,440
                                                                     ==================

             Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities are as follows:

                                                                            (UNAUDITED)         (AUDITED)
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1997               1996
                                                                         -----------------  -----------------
             Three Months or Less                                        $       5,388,363  $       7,321,198
             Three Through Six Months                                            6,057,915          4,829,065
             Six Through Twelve Months                                           4,594,062          3,836,963
             Over Twelve Months                                                  4,032,411          4,146,655
                                                                         -----------------  -----------------
             TOTAL                                                       $      20,072,751  $      20,133,881
                                                                         =================  =================

             A summary of interest on deposits is as follows:

                                                      (UNAUDITED)                        (UNAUDITED)
                                                   SEPTEMBER 30, 1997                SEPTEMBER 30, 1996
                                             -------------------------------   -------------------------------
                                                 THREE             NINE             THREE            NINE
                                                 MONTHS           MONTHS           MONTHS           MONTHS
                                             -------------    --------------   --------------   --------------
             Interest-Bearing Demand
               Deposits                      $     141,370    $      457,851   $      166,183   $      358,406
             Savings                               323,712           888,027          174,728          240,236
             Time Deposits of $100,000
               or More                             297,199           874,564          125,290          478,652
             Other Time Deposits                 1,530,153         4,194,019        1,202,955        2,549,275
                                             -------------    --------------   --------------   --------------
             TOTAL                           $   2,292,434    $    6,414,461   $    1,669,156   $    3,626,569
                                             =============    ==============   ==============   ==============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONTINUED)

NOTE 8 -     STOCK OPTION PLAN

             In 1997, the Company adopted a stock option plan for granting incentive stock options to employees of the Company and its subsidiaries. The number of shares under option shall not exceed 150,000 shares. Option price shall not be less than the fair market value of the stock on the date of the grant.

             At September 30, 1997, no shares have been issued or granted.


NOTE 9 -     EMPLOYEE BENEFIT PLAN

             The Company implemented a 401(k) benefit plan effective April 1997, covering substantially all employees. Company contributions are determined annually at the discretion of the Board of Directors. As of September 30, 1997, the Company has made no contributions.


NOTE 10 -    PARENT COMPANY ONLY FINANCIAL STATEMENTS

             Condensed financial statements of Key Florida Bancorp, Inc. (Parent Company only) for the nine months ended September 30, 1997, are presented as follows:

                               CONDENSED BALANCE SHEET
                                  SEPTEMBER 30, 1997

             ASSETS
               Cash                                                                         $          74,050
               Investment in Wholly-Owned Subsidiaries at Equity
                 in Underlying Assets                                                              13,232,971
               Other Assets                                                                           236,092
                                                                                            -----------------
             TOTAL ASSETS                                                                   $      13,543,113
                                                                                            =================
             LIABILITIES AND STOCKHOLDERS' EQUITY
             LIABILITIES
               Notes Payable                                                                $         125,305
               Other Liabilities                                                                      284,804
                                                                                            -----------------
             TOTAL LIABILITIES                                                                        410,109
                                                                                            -----------------
             STOCKHOLDERS' EQUITY
               Common Stock                                                                            27,581
               Additional Paid-In Capital                                                          11,400,484
               Retained Earnings                                                                    1,692,932
               (Treasury Stock)                                                                          (490)
               Unrealized Gain on Certain Securities                                                   12,497
                                                                                            -----------------
             TOTAL STOCKHOLDERS' EQUITY                                                            13,133,004
                                                                                            -----------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $      13,543,113
                                                                                            =================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   KEY FLORIDA BANCORP, INC. AND SUBSIDIARIES
                               BRADENTON, FLORIDA
                                  (CONCLUDED)

NOTE 10 -    PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONCLUDED)

                         CONDENSED STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

             INCOME
               Cash Dividends From Subsidiary                                               $         180,000
               Other Income                                                                               176
                                                                                            -----------------
             TOTAL INCOME                                                                             180,176
                                                                                            -----------------
             EXPENSES
               Interest                                                                                 9,403
               Other Expense                                                                          263,978
                                                                                            -----------------
             (TOTAL EXPENSES)                                                                        (273,381)
                                                                                            -----------------
             (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
               SUBSIDIARY                                                                             (93,205)
             INCOME TAX BENEFIT RESULTING FROM FILING CONSOLIDATED
               INCOME TAX RETURNS                                                                      95,622
             EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                                             408,268
                                                                                            -----------------
             NET INCOME                                                                     $         410,685
                                                                                            =================


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


             CASH FLOWS FROM OPERATING ACTIVITIES
               Net Income                                                                   $         410,685
               Adjustments to Reconcile Net Income to Net Cash Provided By
                 Operating Activities:
                   Depreciation                                                                         6,884
                   Income From Subsidiary                                                            (408,268)
                   Other                                                                               77,906
                                                                                            -----------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 87,207
                                                                                            -----------------
             CASH FLOWS FROM INVESTING ACTIVITIES
               Purchase of Premises and Equipment                                                      (2,248)
                                                                                            -----------------
             CASH FLOWS FROM FINANCING ACTIVITIES
               Repayments on Notes Payable                                                            (17,748)
                                                                                            -----------------
             INCREASE IN CASH                                                                          67,211
             CASH, JANUARY 1                                                                            6,839
                                                                                            -----------------
             CASH, SEPTEMBER 30                                                             $          74,050
                                                                                            =================

                          KEY FLORIDA BANCORP, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the third quarter of fiscal 1997 ending September 30, 1997. Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at September 30, 1997, and the results of operations of the Company for the three months and the nine months ended September 30, 1997 and 1996, respectively. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related unaudited footnotes of the Company presented elsewhere within.

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

Management's discussion and analysis of earnings and related financial data are presented herein to assist in an understanding of the financial condition of the Company at, and results of operations of the Company for, the nine months ended September 30, 1997.

Recent Developments

During the fourth quarter of 1996, Bancorp purchased an existing structure in Ellenton, Florida (Manatee County), and renovated it for use as its seventh branch location. The Ellenton branch opened early January 1997. Through September 30, 1997 the branch has grown to $9.5 million in total deposits.

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

                                      (19)

                          KEY FLORIDA BANCORP, INC.
ITEM 2 - CONTINUED
Recent Developments  (Continued)

In early 1997 the Company acquired property on Manatee Avenue in Bradenton, Florida adjacent to its existing branch. The Company intends to build an 17,000 square foot office building which will serve to consolidate its commercial and residential lenders, loan operations, deposit administration, accounting, management information systems, and the executive offices. The project is expected to be completed in mid-1998 and is expected to cost $1.8 million. The existing branch on Manatee Avenue will then be razed and consolidated into the new building.

Also, during the third quarter of 1997 the Company entered into an agreement with Harris Trust Company to begin offering Trust and Asset Management services to its customers.

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

The Bank has numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit at other financial institutions, a line of credit with the Federal Home Loan Bank, the sale of securities from its available-for-sale portfolio, whole loan sales and growth in its core deposit base. As a member of the Federal Home Loan Bank system the Bank has the ability to borrow on a secured basis utilizing mortgage related loans and securities as collateral. At September 30, 1997 the Bank had no advances with the Federal Home Loan Bank. The Bank also has additional lines of credit of $14 million.

The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency, such as federal funds sold and United States securities and securities guaranteed by the United States. At September 30, 1997, the Company had a liquidity ratio of 12.12%.

Liquidity, as measured in the form of cash and cash equivalents, totaled $13,851,000 at September 30, 1997, a decrease of 1.0% from the September 30, 1996 cash and cash equivalents of $13,975,000. The change was primarily attributed to an increase in accounts receivable at quarter-end caused by approximately $3.5 million in residential real estate loans being paid off. The payoffs were to the Bank's loan subservicer who remitted to the Bank three days after quarter-end. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments occurring in the Bank's investment securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing (primarily in loans and securities) and from financing (primarily through deposit generation and short-term borrowings) are in excess of cash flows from operations. For the nine months ended September 30, 1997, cash flow from operations was $(1,400,000) compared to $3,000,000 for the same period in 1996. Cash flows from investing activities primarily reflect the net increase in loans due to continued strong loan demand and a net increase in investment securities due to an increase in funds available for investment. The cash flows from financing activities at September 30, 1997, reflect the increase in deposits primarily resulting from an increase in savings and NOW deposits and non-interest-bearing deposits partially offset by a decrease in money market deposits.

                                      (20)

                          KEY FLORIDA BANCORP, INC.

Liquidity Management - Continued

Capital Resources

As mentioned previously, the Bank's principal sources of funds are net increases in deposits, principal and interest payments on loans and proceeds from sales and maturities of investment and mortgage-backed securities. The Bank uses its capital resources primarily to fund existing and continuing loan commitments and to purchase investment and mortgage-backed securities. At September 30, 1997, the Bank had commitments to originate loans totaling $1,400,000 and had issued but unused standby letters of credit of $154,000. Scheduled maturities of certificates of deposit during the twelve months following September 30, 1997, totaled $98.5 million. Management believes that the Bank has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded in the subsequent twelve months and, if so desired, it can adjust the rates on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

The Federal Reserve Board's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies and banks.

Based upon their respective regulatory capital ratios at September 30, 1997, both the Company and the Bank are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of the Company and the regulatory categories for a well capitalized bank under the regulatory framework for prompt corrective action (all three regulatory capital ratios) at both September 30, 1997 and 1996, respectively:



                                                                                 Actual Ratios                   To Be Well
                                                                        ------------------------------       Capitalized Under
                                                                                                              Prompt Corrective
                                                                        September 30,    September 30,              Action
                                                                             1997            1996                 Provisions
                                                                        -------------------------------------------------------
                 Risk Based Ratios
                      Tier 1 Capital to risk-weighted assets                   9.01%          9.17%                   6.00%
                      Total Equity Capital to risk-weighted assets            10.01%         10.19%                  10.00%
                      Tier I Capital to adjusted total assets-
                           leverage ratio                                      5.96%          6.69%                   5.00%





                                      (21)

                          KEY FLORIDA BANCORP, INC.

Capital Resources - Concluded

The following were the essential components of the Company's risk-based capital ratio:



                                                                     September 30,          September 30,
                                                                         1997                    1996
                                                                     -------------          --------------
                                                                                            (In thousands)
                 Tier 1 Capital
                      Preferred Stock                                   $      0                $    430
                      Common Stock                                            28
                                                                                                      28
                      Additional Paid-in Capital                          11,400                  11,285
                      Retained Earnings                                    1,693                   1,402
                      Intangible assets                                     (615)                 (1,123)
                                                                        --------                --------
                                 Total Tier 1 Capital                     12,506                  12,021

                 Tier 2 Capital
                       Allowance for loan losses, as limited               1,376                   1,324
                                                                        --------                --------
                       Total Tier 2 Capital                                1,376                   1,324
                                                                        --------                --------
                 Total risk-based Capital                               $ 13,882                $ 13,345
                                                                        --------                --------
                 Risk-weighted Assets                                   $138,721                $130,962
                                                                        ========                ========


During the nine months ended September 30, 1997, the Company's Tier 1 Capital ratio decreased by 16 basis points and the Total Capital ratio decreased by 18 basis points. Though the total risk-weighted assets increased approximately $7.8 million during the nine months ended September 30, 1997, the increase was accompanied by an increase in Tier 1 Capital for the quarter ending September 30, 1997, due to profitability of the Company.





                                      (22)

                          KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS
Nine months ended September 30, 1997, compared to nine months ended September 30, 1996

General

The Company's net income was $411,000 or $0.15 per share for the nine months ended September 30, 1997, as compared to the Company's net income of $309,000, or $0.14 per share for the nine months ended September 30, 1996, or an increase of $102,000 or 33%. The Company's income before taxes on income was $632,000 for the nine months ended September 30, 1997, as compared to $487,000 for the Company for the nine months ended September 30, 1996, or an increase of $145,000, or 30%.

The total average interest earning assets increased from $184,000,000 at September 30, 1996 to $193,000,000 at September 30, 1997. The increase in total average interest earning assets was due in large part to the merger with Key Florida Bank, F.S.B. in 1996. The average yield on interest earning assets decreased from 8.68% at September 30, 1996, to 8.59% at September 30, 1997.
The average yield on loans decreased during this period from 9.47% to 9.11%, this was due to the large number of residential real estate mortgages obtained in the merger with Key Florida Bank, F.S.B. While residential real estate mortgages carry a weighted average yield which is typically less than a similar sized commercial loan they generally have a lower level of risk and bring a measure of increased asset quality. The average yield on investments increased from 5.80% at September 30, 1996, to 6.11% at September 30, 1997. During the prior three quarters the Bank has reduced its position in mortgage-backed securities due to market price sensitivity and reinvested in U. S. Treasury and government agency securities primarily due to higher yield opportunities. The average rate paid for interest-bearing liabilities decreased from 5.35% at September 30, 1996, to 4.95% at September 30, 1997. The decrease during the nine months ended September 30, 1997, was primarily due to an increase of approximately $9.5 million in savings accounts which are typically a lower cost of funds to the Bank than are time deposits and the repricing to a lower rate of approximately $4.6 million in time deposits which had been at rates in excess of 6.8%.

The interest rate spread has increased from 3.33% at September 30, 1996, to 3.64% at September 30, 1997, time deposits continue to reprice at lower rates of interest and the Bank's loan to deposit ratio continues to increase. At year-end the loan to deposits ratio was at 82% and decreased during the first nine months of 1997 to 80%.

The following table shows selected ratios for the periods ended:

                                                                                         For the Nine Months Ended September 30,
                                                                                         --------------------------------------

                                                                                              1997               1996
                                                                                             -----               ----
                 Average equity as a percentage of average assets                            6.36%               7.26%
                 Equity to total assets at end of period                                     6.18%               6.54%
                 Return on average assets                                                    0.27%               0.34%
                 Return on average equity                                                    4.21%               4.70%
                 Interest expense to average assets                                          4.21%               4.07%
                 Interest income to average interest-earning assets                          8.59%               8.68%
                 Interest expense to average interest-bearing liabilities                    4.95%               5.35%
                 Net Interest Margin                                                         4.09%               4.30%


                                      (23)

                           KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)
General (Continued)
--------------------

The following tables set forth for the periods indicated, information regarding
(i) the total amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yield (ii) the total total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost (iii) net interest/dividend income;(iv) interest rate spread; and (v) net interest margin.

                                                        Nine Months Ended September 30,
                                    -----------------------------------------------------------------------
                                                 1997                                1996(5)
                                    ---------------------------------   -----------------------------------
                                                               (Dollars in Thousands)
                                                Interest     Average                Interest     Average
                                    Average       and        Yield/       Average      and        Yield/
                                    Balance    Dividends      Rate        Balance   Dividends      Rate
                                   ---------  ----------  -----------   ----------  ---------  ------------
Interest-earning assets:
Loans  (1)                         $158,696   $   10,846        9.11%  $   87,282   $   6,196       9.47%
Investment and mortgage-
  backed securities                  26,834        1,229        6.11%      22,431         976       5.80%
Other interest-earning assets(2)      5,054          208        5.49%       2,018         102       6.74%
                                   --------   ----------  ----------   ----------   ---------  ---------
  Total interest-earning assets     190,584       12,283        8.59%     111,731       7,274       8.68%
Noninterest-earning assets           13,946                                 8,719
                                   --------                            ----------
Total assets                       $204,530                            $  120,450
                                   ========                            ==========
Interest-bearing liabilities:
Demand, money market and
    NOW deposits                     24,247          458        2.52%  $   17,223      $  317       2.45%
Savings                              25,713          888        4.60%       7,275         170       3.12%
Certificates of deposit             123,233        5,069        5.48%      66,494       3,166       6.35%
Other borrowings                        810           41        6.75%         651          25       5.12%
                                   --------   ----------  ----------   ----------   ---------  ---------
  Total interest-bearing
    liabilities                     174,003        6,456        4.95%      91,643       3,678       5.35%
                                   --------   ----------  ----------   ----------   ---------  ---------
Noninterest-bearing liabilities      17,513                                20,063
  Stockholders' equity               13,014                                 8,744
                                   --------                            ----------
Total Liabilities and
  Stockholders' equity             $204,530                            $  120,450
                                   ========                            ==========
Net interest/dividend income                  $    5,827                            $   3,596
                                              ==========                            =========
Interest-rate spread(3)                                         3.64%                               3.33%
                                                          ==========                           =========
Net interest margin(4)                                          4.09%                               4.30%
                                                          ==========                           =========

Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                110.00%                               122.00%
                                   ========                            ==========

--------------------------------------------
(1)  Includes nonaccrual loans.

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


                                     (24)

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



                                                    Nine Months Ended September 30,
                                                         1997 Compared to 1996
                                                         ---------------------
                                                        (Dollars in thousands)
                                                        ----------------------
                                                    Rate        Volume         Total
                                                    ----        ------        ------
Interest-earning assets:
     Loans                                         $  202      $ 4,448       $ 4,650
     Investment and mortgage back securities           53          199           252
     Other interest-earning assets                     13           94           107
                                                   ------      -------       -------
                     Total                         $  268      $ 4,741         5,009
                                                   ------      -------       -------

Interest-bearing liabilities
      Demand, money market and NOW deposits             9          132           141
      Savings                                         114          604           718
      Certificate of Deposit                          262        1,641         1,903
       Other borrowings                                 9            7            16
                                                   ------      -------       -------
                      Total                           394        2,384         2,778
                                                   ------      -------       -------
Net change in net interest income                  $ (126)     $ 2,357       $ 2,231
                                                   ======      =======       =======





                                      (25)

                          KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income (Continued)

The Company's net interest income was $5,827,000 for the nine months ended September 30, 1997, compared with $3,596,000 for the Company for the nine months ended September 30, 1996, or an increase of $2,231,000 or 62%. This increase in net interest income resulted primarily from the increase in the loan portfolio due to the merger with Key Florida Bank, F.S.B. The 82% volume increase in the average balance of the loan portfolio for the first nine months of 1997 as compared to the first nine months of 1996 resulted in a 75% increase in loan interest income. As the above rate/volume variance table indicates the increase in interest income in the first three quarters of 1997 was primarily driven by the increased volume of loans and to a lesser extent by an increased volume of investment securities.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. During the nine months ended September 30, 1997, the provision for loan losses was $361,000, as compared to $257,000 during the nine months ended September 30, 1996. Management believes that the allowance at September 30, 1997 was adequate. See "--- Financial Condition---Allowance for Loan Losses". As of September 30, 1997, the allowance for loan losses was .86% of total loans outstanding.

Noninterest Income

Noninterest income is composed primarily of service charges and fees but also includes gains or losses on the sale of loans, gains or losses on the disposition of bank premises and equipment, gain or losses on the sale of other real estate owned and the gain or loss on the sale of investment securities. During the nine months ended September 30, 1997, noninterest income was $704,000 as compared to $288,000 during the nine months ended September 30, 1996, or an increase of $416,000 or 144%. This increase was primarily attributable to the gains on sale of loans of $101,000, gains of $32,000 recorded on the sale of other real estate owned and gains on the sale of investment securities of $88,000. The increase was also attributable to $81,000 in miscellaneous fee income, $49,000 in servicing fee income on residential real estate mortgages and $34,000 in ATM fee income.





                                      (26)

                          KEY FLORIDA BANCORP, INC.
ITEM 2 - CONTINUED

RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expenses

During the nine months ended September 30, 1997, noninterest expenses were $5,538,000 as compared to $3,140,000 during the nine months ended September 30, 1996, or an increase of $2,398,000 or 76%. The following sets forth additional information on certain other expenses categories which had significant changes.

Compensation and benefits increased $986,000 or 72 % to $2,354,000 during the nine months ended September 30, 1997, from $1,368,000 during the nine months ended September 30, 1996. This increase is primarily due to the merger of the bank with Key Florida Bank, F.S.B. on July 30, 1996. Prior to the merger of the two financial institutions, the number of full time equivalent employees at the Bank had averaged 44. Since the merger transaction occurred the average number of full time equivalent employees is approximately 92.

Occupancy expenses increased $393,000 or 87% to $843,000 during the nine months ended September 30, 1997, from $450,000 during the nine ended September 30, 1996. This increase is also attributable to the merger with Key Florida F.S.B. The Bank had three branch offices prior to the merger transaction and acquired the three branch offices of Key Florida Bank, F.S.B. Also, the Bank opened a seventh branch in early January, 1997. Key Florida Bancorp, Inc. maintains it's offices in a separate location from the Bank and its branches.

Data processing expenses increased $113,000 or 71% to $273,000 during the nine months ended September 30, 1997, from $160,000 during the nine months ended September 30, 1996. This increase was the result of the merger transaction with Key Florida Bank, F.S.B. During the fourth quarter of 1996 the Bank converted its data processing systems to one service bureau and now has a management information system which will allow for the continued growth of the Bank.

FDIC insurance assessments decreased $398,000, or 83%, to $82,000 during the nine months ended September 30, 1997, from $480,000 during the nine months ended September 30, 1996. This decrease is the result of the one-time special assessment on the Banks SAIF insured deposits during the third quarter of 1996. Based upon the amount of assessable deposits held by the Bank at March 31, 1995, the calculated special assessment payable by the bank to the FDIC was $400,150 which the Bank expensed by September 30, 1996, and was paid on November 27, 1996. At September 30, 1997, the Bank is a well capitalized financial institution under regulatory guidelines and is assessed insurance premiums at the lowest assessable rate. (See "Liquidity Management - Capital Resources")

Other expenses were $1,986,000 for the nine months ended September 30, 1997, as compared to $683,000 during the nine months ended September 30, 1996, or an increase of $1,303,000 or 191%. The increase in other expenses was primarily due to the merger with Key Florida Bank, F.S.B. resulting in the doubling in size of the Bank. Included in Other Expenses is the amortization of the core deposit intangible (See Note 2 to the Notes to Unaudited Financial Statements - "Merger with Key Florida Bank, F.S.B."), which is a direct result of the purchase of Key Florida Bank, F.S.B. The amount of the amortization during the first three quarters of 1997 was $226,000. Also, during the nine months ended September 30, 1997, the Company paid costs of $38,500 associated with its registration statement and application fees to NASDAQ to have its stock publicly traded on the NASDAQ market and charged off $297,000 for other repossessed assets. See "Financial Condition - Classification of Assets."

                                      (27)

                          KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

Taxes on Income

During the nine months ended September 30, 1997 and 1996, the Company recorded taxes on income of $221,000 and $178,000 respectively, reflecting effective income tax rates of 35.0% in 1997, and 36.6 % in 1996.

Comparison of the Quarters ended September 30, 1997 and 1996

General

The Company's net income was $4,500 or $0 per share for the quarter ended September 30, 1997, as compared to the Company's net loss of $(14,000), or $(.01) per share for the quarter ended September 30, 1996, or an increase of $18,500 or 132%. The Company's income before taxes on income was $5,000 for the quarter ended September 30, 1997, as compared to a net loss of $(25,000) for the Company for the quarter ended September 30, 1996, or an increase of $30,000, or 120%.

The total average interest earning assets increased from $153,000,000 for the quarter ended September 30, 1996, to $196,000,000 for the quarter ended September 30, 1997. The increase in total average interest earning assets was due in large part to the merger with Key Florida Bank, F.S.B. in 1996. The average yield on interest earning assets increased from 8.37% for the quarter ended September 30, 1996, to 8.70% for the quarter ended September 30, 1997. The average yield on loans increased during this period from 9.00% to 9.27%. This was due to the loan departments emphasis on increased pricing on residential real estate construction loans and increasing the commercial loan mix. The average yield on investments increased from 5.84% for the quarter ended September 30, 1996, to 6.29% for the quarter ended September 30, 1997. During the prior three quarters of the Bank has reduced its position in mortgage-backed securities due to market price sensitivity and reinvested in U S Treasury and government agency securities primarily due to higher yield opportunities. The average rate paid for interest-bearing liabilities increased from 4.81% for the quarter ended September 30, 1996, to 5.15% for the quarter ended September 30, 1997. The increase during the quarter ended September 30, 1997 was primarily due to the complete accretion of the market value adjustment on time deposits resulting from the merger with Key Florida Bank, F.S.B. The market value adjustment of $300,000 was being accreted approximately $27,300 monthly as an interest expense yield adjustment. The full amount of the market value adjustment was accreted by the end of the second quarter of 1997, therefore interest expense increased accordingly in the third quarter of 1997.

The interest rate spread has decreased from 3.56% for the quarter ended September 30, 1996, to 3.55% for the quarter ended September 30, 1997. See "Results of Operations - General - Nine months ended September 30, 1997, Compared to nine-months ended September 30, 1996." At year-end the loan to deposits ratio was at 82% and decreased during the first nine months of 1997 to 80%.


                                      (28)

                           KEY FLORIDA BANCORP, INC.
ITEM 2 - CONTINUED
RESULTS OF OPERATIONS (CONTINUED)
General ( Continued)

The following tables set forth for the periods indicated, information regarding
(i) the total amount of interest and dividend income of the Bank from interest-earning assets and the resultant average yield (ii) the total total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost (iii) net interest/dividend income;(iv) interest rate spread; and (v) net interest margin.

                                                                      Three Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                             1997                                            1996(5)
                                              --------------------------------------       ----------------------------------------
                                                                             (Dollars in Thousands)
                                                            Interest       Average                         Interest        Average
                                              Average          and         Yield/          Average            and           Yield/
                                              Balance       Dividends       Rate           Balance         Dividends         Rate
Interest-earning assets:
Loans  (1)                                    $160,431         $3,716         9.27%       $123,323           $2,774         9.00%
Investment and mortgage-
     backed securities                          26,255            413         6.29%         27,204              397         5.84%
Other interest-earning assets(2)                 9,138            128         5.60%          2,843               38         5.35%
                                              --------         ------         ----        --------           ------         ----
   Total interest-earning assets               195,824          4,257         8.70%        153,370            3,209         8.37%

Noninterest-earning assets                      14,333                                      10,981
                                              --------                                    --------
Total assets                                  $210,157                                    $164,351
                                              ========                                    ========
Interest-bearing liabilities:
Demand, money market and
       NOW deposits                            $23,621           $141         2.39%        $23,512           $  144         2.45%
Savings                                         27,948            324         4.64%         12,868               92         2.86%
Certificates of deposit                        126,664          1,827         5.77%        102,171            1,431         5.60%
Other borrowings                                   129              3         9.30%          1,497               18         4.81%
                                              --------         ------         ----        --------           ------         ----
    Total interest-bearing
        liabilities                            178,362          2,295         5.15%        140,048            1,685         4.81%
                                              --------         ------         ----        --------           ------         ----
Noninterest-bearing liabilities                 18,824                                      13,060

Stockholders' equity                            12,971                                      11,243
                                              --------                                    --------
Total Liabilities and
    Stockholders' equity                      $210,157                                    $164,351
                                              ========                                    ========
Net interest/dividend income                                   $1,962                                        $1,524
                                                               ======                                        ======
Interest-rate spread(3)                                                       3.55%                                         3.56%
                                                                              ====                                          ====
Net interest margin(4)                                                        4.01%                                         3.94%
                                                                              ====                                          ====
Ratio of average interest-earning
    assets to average interest-
    bearing liabilities                         110.00%                                     110.00%
                                              ========                                    ========

----------------------

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




                                      (29)

                          KEY FLORIDA BANCORP, INC.

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

                                                                Three Months Ended September 30,
                                                                      1997 Compared to 1996
                                                                      ---------------------
                                                                     (Dollars in thousands)
                                                                     ----------------------
                                                                Rate        Volume          Total
                                                                ----        ------          -----
Interest-earning assets:
     Loans                                                      $ 85          $857         $  942
     Investment and mortgage back securities                      11             5             16
     Other interest-earning assets                                 2            88             90
                                                                ----          ----         ------
                     Total                                        98           950          1,048
                                                                ----          ----         ------
Interest-bearing liabilities
      Demand, money market and NOW deposits                        3             0              3
      Savings                                                     80           152            232
      Certificate of Deposit                                      44           352            396
       Other borrowings                                            8             7             15
                                                                ----          ----         ------
                      Total                                      135           511            646
                                                                ----          ----         ------
Net change in net interest income                               $(37)         $439         $  402
                                                                ====          ====         ======

The Company's net interest income was $1,961,000 for the quarter ended September 30, 1997, compared with $1,524,000 for the Company for the three months ended September 30, 1996, or an increase of $437,000 or 29%. This increase in net interest income resulted primarily from the increase in the loan portfolio due to the merger with Key Florida Bank, F.S.B. The volume increase in the average balance of the loan portfolio for the third quarter of 1997 as compared to the third quarter of 1996 resulted in a 34% increase in loan interest income. As the above rate/volume variance table indicates the increase in interest income in the third quarter of 1997 was primarily driven by the increased volume of loans and to a lesser extent by an increased volume of other interest-earning assets.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. During the quarter ended September 30, 1997, the provision for loan losses was $246,000, as compared to $62,000 during the quarter ended September 30, 1996. Management believes that the allowance at September 30, 1997 was adequate. See "---Financial Condition---Allowance for Loan Losses". As of September 30, 1997, the allowance for loan losses was .86% of total loans outstanding compared to .89% at September 30, 1996.


                                      (30)

                          KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

Noninterest Income

Noninterest income is composed primarily of service charges and fees but also includes gains on the sale of loans, gains on the disposition of bank premises and equipment, gain on the sale of other real estate owned and the gain on the sale of investment securities. During the three months ended September 30, 1997, noninterest income was $223,000 as compared to $118,000 during the three months ended September 30, 1996, or an increase of $105,000 or 89%. This increase was primarily attributable to the gains on sale of loans of $33,000 and gains on the sale of investment securities of $37,000.

Noninterest Expenses

During the three months ended September 30, 1997, noninterest expenses were $1,933,000 as compared to $1,604,000 during the three months ended September 30, 1996, or an increase of $329,000 or 21%. The following sets forth additional information on certain other expenses categories which had significant changes.

Compensation and benefits increased $173,000 or 29% to $780,000 during the three months ended September 30, 1997, from $607,000 during the three months ended September 30, 1996. This increase is primarily due to the merger of the bank with Key Florida Bank, F.S.B. on July 30, 1996. Prior to the merger of the two financial institutions, the number of full time equivalent employees at the Bank had averaged 44. Since the merger transaction occurred the average number of full time equivalent employees for the third quarter of 1997 is approximately 89.

Occupancy expenses increased $77,000 or 36% to $289,000 during the three months ended September 30, 1997, from $212,000 during the three months ended September 30, 1996. This increase is also attributable to the merger with Key Florida F.S.B. The Bank had three branch offices prior to the merger transaction and acquired the three branch offices of Key Florida Bank, F.S.B. Also, the Bank opened its seventh branch location in early January, 1997 in Ellenton, Florida. The Company maintains its corporate offices separate from those of the Bank and its branches.

Data processing expenses decreased $28,000 or 42% to $38,000 during the three months ended September 30, 1997, from $66,000 during the three months ended September 30, 1996. During the fourth quarter of 1996 the Bank reduced its data processing expenses by converting its two data processing systems to one service bureau.

FDIC insurance assessments decreased $430,000, or 95%, to $21,000 during the three months ended September 30, 1997, from $451,000 during the three months ended September 30, 1996. This decrease is the result of the one-time special assessment on the Bank's SAIF insured deposits during the third quarter of 1996. Based upon the amount of assessable deposits held by the Bank at March 31, 1995, the calculated special assessment payable by the Bank to the FDIC was $400,150, which the Bank expensed by September 30, 1996, and was paid on November 27, 1996. At September 30, 1997, the Bank is a well capitalized financial institution under regulatory guidelines and is assessed insurance premiums at the lowest assessable rate.


                                      (31)

                          KEY FLORIDA BANCORP, INC.

RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expenses (Continued)

Other expenses were $805,000 for the three months ended September 30, 1997, as compared to $269,000 during the three months ended September 30, 1996, or an increase of $536,000, or 199%. The increase in other expenses was primarily due to the merger with Key Florida Bank, F.S.B. resulting in the doubling in size of the Bank. Included in Other Expenses is the amortization of the core deposit intangible (See Item 1 - Note 2 to the Notes to Unaudited Financial Statements - "Merger with Key Florida Bank, F.S.B."), which is a direct result of the purchase of Key Florida bank, F.S.B. The amount of the amortization during the third quarter of 1997 was $65,200. During the quarter ended September 30, 1997, the Company charged off $198,000 for other repossessed assets. See "Financial Condition - Classification of Assets."


Taxes on Income

During the quarters ended September 30, 1997 and 1996, the Company recorded taxes and tax benefit on income of $1,000 and $(11,000) respectively, reflecting effective income tax rates of $16% in 1997 and (43%) in 1996.





                                      (32)

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





                                      (33)

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

The Bank's cumulative twelve month gap at September 30, 1997, was a positive 8.50% which was within the target range established by the ALCO Committee. Management believes that the foregoing interest rate sensitivity analysis does not take into account the potential impact of prepayments on fixed rate loans (which would tend to mitigate the effect of a negative gap). Also, management believes the analysis assumes all NOW and statement savings accounts will reprice immediately, although management considers at least a portion of such accounts to be "core deposits" which management believes would not reprice in direct response to changes in market interest rates, and therefore would tend to mitigate the effect of a negative gap.

Principal among the Bank's asset/liability management strategies has been the emphasis on managing its interest rate sensitive liabilities in a manner designed to attempt to reduce the Bank's exposure during periods of fluctuating interest rates. Management believes that the type and amount of the Bank's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on the Bank's net interest income.
The Bank seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. The Bank's demand, money market, and NOW deposit accounts, approximated 22% of total deposits at September 30, 1997. These accounts bore a weighted average rate of 2.52% and 2.45% during the nine months ended September 30, 1997, and during the nine months ended September 30, 1996, respectively. Management anticipates that these accounts will continue to comprise a significant portion of the Bank's total deposit base. At September 30, 1997, 6.52% of total assets consisted of cash and cash equivalents and short-term investment securities. The Bank also maintains a "floor", or minimum rate, on certain of its floating or prime based loans. These floors allow the Bank to continue to earn a higher rate when the floating rate falls below the established floor rate.



                                      (34)

                           KEY FLORIDA BANCORP, INC.

ASSET/LIABILITY MANAGEMENT (CONCLUDED)

The following table sets forth certain information relating to Bank's interest-earning assets and interest-bearing liabilities at September 30, 1997, that were estimated to mature or were scheduled to reprice within the period shown:


                                                               (Dollars in thousands)
                                                     0-3         4-12    More than
                                                    Months      Months    One Year    Total
                                                   --------     -------  ----------   --------
Loans receivable: (1)
      Adjustable-rate                              $ 65,105     $57,728    $18,541    $141,374
      Fixed-rate                                        819       1,938     16,451      19,208
                                                   --------     -------    -------    --------
             Total loans                             65,924      59,666     34,992     160,582

Federal funds sold and Federal Home
    Loan Bank Overnight Account                       7,180           0          0       7,180
Investment and mortgage-backed
    Securities (2)                                    6,650      14,000      5,951      26,601
                                                   --------     -------    -------    --------
              Total rate-sensitive assets          $ 79,754     $73,666    $40,943    $194,363
                                                   --------     -------    -------    --------

Deposit accounts (2)
       Money market deposits                       $  8,725     $     0    $     0    $  8,725
       NOW and savings deposits                      43,675           0          0      43,675
       Certificates of deposit                       32,228      66,269     26,936     125,433
                                                   --------     -------    -------    --------

                Total rate-sensitive liabilities     84,628      66,269     26,936     177,833
                                                   --------     -------    -------    --------

GAP (repricing differences)                        $ (4,874)    $ 7,397    $14,007    $ 16,530
                                                   ========     =======    =======    ========

Cumulative GAP                                     $ (4,874)    $ 2,523    $16,530
                                                   ========     =======    =======

Cumulative GAP/total assets                           (2.51%)      1.30%      8.50%
                                                   ========     =======    =======

-------------





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





                                      (35)

                          KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION


Lending Activities

A significant source of income for the Company is the interest earned on loans. At September 30, 1997, the Company's total assets were $212.4 million and its net loans were $159.1 million or 75% of total assets. At September 30, 1996, the Company's total assets were $198.6 million and its net loans were $146.9 million or 74% of total assets.

Lending activities were conducted pursuant to a written policy which has been adopted by the Bank. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by loan committee comprised of certain directors of the Bank.

The following table sets forth information concerning the Company loan portfolio by type of loan at the dates indicated:

                                                                   (Unaudited)
                                                    September 30,                 September 30,
                                               ---------------------        ------------------------
                                                        1997                           1996
                                               ---------------------        ------------------------
                                                               (Dollars In Thousands)
                                                                % of                           % of
                                                Amount         Total         Amount            Total
                                                ------         -----         ------            -----
 Commercial, Financial
       and Agricultural Loans                  $ 29,659          18%        $ 20,141             13%
 Real Estate Loans                              125,434          78%         122,095             83%
 Consumer Loans                                   5,489           4%           5,735              4%
                                               --------         ---         --------            ---
                          TOTAL LOANS           160,582         100%         147,971            100%
                                                                ====                            ===

 Less:
 Deferred Loan Fees                                 (72)                         316
 Allowance for Loan Losses                       (1,377)                      (1,324)
                                               --------                     --------
                           LOANS, NET          $159,133                     $146,963
                                               ========                     ========


The net loan originations were at an annualized rate of $13.5 million for the nine months ended September 30, 1997. The continued strong loan origination's from December 31, 1996, to September 30, 1997, can be attributed to (i) continued loan demand in the Bank's primary market areas of Manatee and Sarasota Counties, Florida and (ii) the doubling of the Bank's branch network due to the merger with Key Florida Bank, F.S.B. in July 1996. Also, the bank opened its seventh branch location in January, 1997 in Ellenton, Florida which has increased the amount of its loans.





                                      (36)

                          KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Asset Quality

Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. As of September 30, 1997, and December 31, 1996, approximately 78% and 78%, respectively, of the total loan portfolio was collateralized by commercial and residential real estate mortgages. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of September 30, 1997, total nonperforming assets were $2,737,000 or 1.29% of total assets. As of December 31, 1996, total nonperforming assets were $2,131,000 or 1.06% of total assets. For the nine months ended September 30, 1997, the total nonperforming assets to total assets ratio increased to 1.29% from 1.06% at December 31, 1996, due in large part to a $521,000 commercial loan being placed on nonaccrual at the end of the first quarter. During the second quarter management restructured these loans into a single credit and added mortgages on the borrowers residence and income producing property to further secure the Bank's collateral position. Though this loan has performed as agreed subsequent to its restructure the OCC has instructed bank management to classify this credit as a nonaccrual loan until notified otherwise. In an effort to maintain the quality of the loan portfolio management seeks to minimize higher risk types of lending. In view of the relative significance of real estate related loans, a downturn in the value of the real estate could have an adverse impact on the Bank's profitability. However, as part of its loan portfolio management strategy, the Bank generally limits its loans to a maximum of 80% of the value of the underlying real estate as determined by appraisal. In addition, knowledgeable members of management generally make physical inspections of properties being considered for mortgage loans.

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentrations of loans in the following categories constituted the total loan portfolio as of September 30, 1997.

         Commercial loans                   18%
         Real estate mortgage loans         78%
         Installment and other loans         4%

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

                                      (37)

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





                                      (38)

                           KEY FLORIDA BANCORP, INC.
ITEM 2 - CONTINUED

FINANCIAL CONDITION (CONTINUED)

Classification of Assets  (Continued)



                                               At September 30,    At December 31,
                                             --------------------  --------------
                                               1997         1996       1996
                                             --------    --------    --------
                                                   (Dollars in thousands)
Nonaccrual loans:
    Commercial real estate                   $     75    $    368    $    360
    Residential mortgage loans                    946         779       1,003
    Commercial loans(2)                           530         259         208
    Consumer and other loans                       72           7          35
                                             --------    --------    --------
        Total Nonaccrual Loans                  1,623       1,413       1,606

Accruing loans 90 days or more past due           319           0           0
Troubled debt restructuring(2)                      0           0           0
                                             --------    --------    --------
        Total Nonperforming Loans               1,942    $  1,413    $  1,606
                                             --------    --------    --------

Repossessed Assets:
     Real estate acquired by foreclosure
        or deed in lieu of foreclosure            667    $    151    $    145
     Other repossessions                          128         346         380
                                             --------    --------    --------
        Total Repossessed Assets                  795         497    $    525
                                             --------    --------    --------

Total Nonperforming Assets                   $  2,737    $  1,910    $  2,131
                                             ========    ========    ========

Total nonperforming assets to total assets       1.29%       0.96%       1.06%
                                             ========    ========    ========

Total nonperforming  loans as a
    percentage of total loans                    1.21%       0.95%       1.04%
                                             ========    ========    ========


Total nonperforming loans as a
    percentage of total assets                   0.91%       0.71%       0.80%
                                             ========    ========    ========

Period-end total loans                       $160,582    $147,971    $155,107
                                             ========    ========    ========

Average loans outstanding, net (1)           $160,431    $ 87,282    $103,731
                                             ========    ========    ========





(1) Average loans outstanding less the average allowance for loan losses
(2) There is one nonperforming Commercial loan for $521,000 which is also a troubled debt restructure but is listed here in Nonaccrual loans. Though the loan is performing as agreed since restructuring the OCC has mandated that it be classified as a nonaccruing loan.

                                      (39)

                          KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Classification of Assets (Concluded)

Nonperforming assets (other real estate owned, other repossessed assets and nonaccrual loans) at September 30, 1997, were $2,737,000 an increase of $606,000 or 28% from December 31, 1996. As previously mentioned, $521,000 of the increase was due to commercial loans to a single borrower that were placed on nonaccrual status during the first quarter and were restructured during the quarter-ended June 30, 1997. As previously mentioned this loan has performed as agreed since it was restructured on April 15, 1997, but the OCC has required bank management to classify this performing loan as nonaccruing until instructed to do otherwise.

During 1996 the Bank repossessed the inventory of a boat manufacturer which it had underwritten. The Bank has classified this inventory as other repossessed assets. In the Banks evaluation process of its problem assets the senior management and loan staff have determined that the carrying amount of these boats should be charged off an additional $197,000 (above the $100,000 charged-off in the second quarter) in order to reflect the boat inventory at managements' best estimate of their valuation at September 30, 1997, which is $128,000. Subsquent to quarter-end the Bank received valid titles to the boats held in inventory and has begun liquidating the boats as buyers can now obtain clear title.

As of September 30, 1997, loans 30 to 89 days delinquent totaled $1,915,000 and consisted primarily of residential loans totaling $1,219,000 or 63% of total loans 30 to 89 days delinquent. The remaining $696,000 of loans 30 to 89 days delinquent consisted $23,000 of consumer installment loans, $494,000 of commercial loans and $179,000 of real estate loans. At the end of the first quarter the Bank had $4.4 million in delinquent loans or 2.83% of its loan portfolio. At the end of the second quarter 30-89 day delinquencies had decreased to $1.3 million or .79% of the loan portfolio. At the end of the third quarter of 1997, 30-89 day delinquencies had increased to $1.9 million or 1.2% of the loan portfolio.

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





                                      (40)

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

Management continues to monitor the Bank's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. The Bank's allowance was $1,377,000 or 0.86% of total loans at September 30, 1997. The allowance was $1,321,000 or
 .85% of total loans at December 31, 1996.





                                      (41)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Allowance for Loan Losses (Continued)


The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated:

                                          Nine Months    Nine Months       Year
                                             Ended          Ended          Ended
                                          September 30,  September 30,  December 31,
                                             1997            1996           1996
                                          -------------  -------------  ------------
                                                     (Dollars in thousands)
Allowance at beginning of period           $   1,321     $     704     $     704
Allowance brought forward
    from merger                                    0           528           528
Charge-offs:
     Commercial loans                           (256)         (104)         (111)
     Real Estate                                 (31)          (30)          (30)
     Consumer loans                              (19)          (33)          (33)
                                           ---------     ---------     ---------
          Total loans charged-off               (306)         (167)         (174)
                                           ---------     ---------     ---------
Recoveries                                         1             2             6
                                           ---------     ---------     ---------
          Net charge-offs                       (305)         (165)         (168)
Provision for loan losses charged
     to operating expenses                       361           257           257
                                           ---------     ---------     ---------
Allowance at end of period                 $   1,377     $   1,324     $   1,321
                                           =========     =========     =========
Net charge-offs as a percentage of
    average loans outstanding                   0.19%         0.26%         0.16%
                                           =========     =========     =========
Allowance for loan losses as a
    percentage of period-end total loans        0.86%         0.89%         0.85%
                                           =========     =========     =========
Allowance for loan losses as a
    percentage of nonperforming loans          70.91%        93.70%        82.25%
                                           =========     =========     =========


Period-end total loans                     $ 160,582     $ 147,971     $ 155,107
                                           =========     =========     =========
Average loans outstanding, gross(1)        $ 161,724     $  88,172     $ 104,728
                                           =========     =========     =========







(1) Average loans outstanding before average allowance for loan losses





                                     (42)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION (CONTINUED)

Allowance for Loan Losses (Concluded)

The following table presents information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                             (Dollars in thousands)
                                    Nine Months Ended September 30, 1997     Year Ended December 31, 1996
                                    ------------------------------------     ----------------------------
                                                            % of                                % of
                                                          Loans to                            Loans to
                                                           Total                                Total
                                          Amount           Loans                Amount         Loans
                                          ------           -----                ------         -----
Commercial loans                          $  793            56.2%               $  596          45.1%
Real Estate                                  541            38.3%                  585          44.3%
Consumer loans and other                      77             5.5%                  140          10.6%
                                          ------           -----                               -----
     Total allowance for loan losses      $1,411           100.0%                1,321         100.0%
                                          ======           =====                ======         =====



The allowance for loan losses represented .86% of the total loans outstanding as of September 30, 1997 compared with .85% of the total loans outstanding as of December 31, 1996. The amount of the provision for loan losses charged to expense in each of the periods presented above represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated credit losses. Such estimates were based on management's assessment of the current and future general economic conditions in the Bank's market area, the risk levels associated with the particular composition of the loan portfolio during such periods, and the Bank's past collection experience.

On a quarterly basis management performs a calculation of its required loan loss reserve using historical loan loss rates and giving weight to risk-related loans by loan pool groups. The Bank analyzes the reserve requirements and based on this analysis the Bank has determined that its reserve balance was adequate at September 30, 1997.

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


                                    (43)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION

Deposit Activities (Continued)

The following table shows the distribution of, and certain other information relating to, the Bank's deposit accounts by type:



                                      September 30,          December 31,
                                          1997                   1996
                                  ---------------------  --------------------
                                             (Dollars in thousands)
                                                % of                  % of
                                                Total                 Total
                                  Amount       Deposits   Amount     Deposits
                                  --------     --------  --------    --------
Demand deposit                    $ 20,080       10.15%  $ 17,011      9.08%
NOW deposit                         14,422        7.29%    14,902      7.95%
Money market                         8,854        4.47%    11,210      5.98%
Savings accounts                    29,124       14.72%    19,590     10.46%
Time deposits under $100,000       105,361       53.24%   103,050     55.00%
Time deposits $100,000 and over     20,072       10.13%    21,584     11.53%
                                  ========      ======   ========    =======
     Total deposits               $197,913      100.00%  $187,347    100.00%
                                  ========      ======   ========    =======




Time deposits included individual retirement accounts ("IRA") totaling $10.5 million and $11.0 million as of September 30, 1997, and December 31, 1996, respectively, all of which are in the form of certificates of deposit.

The Company's deposits increased $10.6 million or 56% to $197.9 million as of September 30, 1997, from $187.3 million as of December 31, 1996. This increase was primarily attributable to an increase in savings deposits of $9.5 million since December 31, 1996.

The following table shows the average amount of and the average rate paid on each of the following deposit account categories during the period indicated:



                                   Nine Months Ended          Year Ended
                                   September 30, 1997     December 31, 1996
                                  --------------------    --------------------
                                  Average      Average     Average     Average
                                  Balance       Rate       Balance       Rate
                                  -------      -------     --------    -------
Demand, Money Market and NOW      $ 24,247      2.52%      $ 19,380      2.95%
Savings deposits                    25,713      4.60%        10,151      3.87%
Certificate of deposit             123,233      5.48%        87,558      5.50%
                                  ========      ====       ========      ====
Total Interest-bearing deposits   $173,193      4.95%      $117,089      4.93%
                                  ========      ====       ========      ====




                                      (44)

                           KEY FLORIDA BANCORP, INC.

FINANCIAL CONDITION

Deposit Activities (Concluded)

Management believes that the Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Bank. Management believes that substantially all of the Bank's depositors are residents in its primary market area. The Bank currently does not accept brokered deposits. As shown in the table below, a significant amount of the Bank's certificates of deposit will mature during the year ending December 31, 1997. The high volume of maturities during this period is primarily due to customer demand for certificates of deposit having original maturities of 12 months or less. Based upon current and anticipated levels of interest rates and past practice management anticipates that substantially all of the Bank's certificates of deposit maturing during this time period will be renewed or replaced by certificates of deposit issued to other customers at competitive market rates, which may be higher or lower than the rates currently being paid. Consequently, bank management does not believe that the maturity of the Bank's certificates of deposit during the year ended December 31, 1997, will have a material adverse effect on the Bank's liquidity. However, if the Bank is required to pay substantially higher rates to obtain the renewal of these or other certificates of deposit or alternative sources of funds, the higher net interest expense could have a material adverse effect on the Bank's net income.

As of September 30, 1997, and December 31, 1996, all time certificates of deposit mature as follows:

                                                       September 30,    December 31,
                                                           1997             1996
                                                       -------------    ------------
                                                               (In thousands)
          Due in three months                            $ 32,228         $ 39,300
          Due from three months to one year                66,269           50,970
          Due over one year                                26,936           34,364
                                                         --------         --------
                           Total                         $125,433         $124,634
                                                         ========         ========

As of September 30, 1997, and December 31, 1996, time deposits of $100,000 and over mature as follows:

                                                       September 30,    December 31,
                                                           1997             1996
                                                       -------------    ------------
                                                               (In thousands)
          Due in three months or less                    $  5,388         $  7,321
          Due from three months to one year                 6,058            8,666
          Due over one year                                 8,627            4,147
                                                         --------         --------
            Total time deposits $100,000 and over        $ 20,073         $ 20,134
                                                         ========         ========

Investment Securities

The Bank's investment securities at September 30, 1997, primarily consisted of United States Treasury and Government Agency securities. Although investment securities generally have a lower yield than loans, investment securities increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than loans, and may be used to collateralize borrowing or other obligations of the Bank.


                                      (45)

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

 The following table sets forth the carrying value of investment securities held by the Bank at the dates indicated:



                                     September 30, 1997   December 31, 1996
                                     ------------------  ------------------
                                      Amortized  Market  Amortized    Market
                                        Cost     Value     Cost       Value
                                      --------- -------   -------   -------
                                             (Dollars in thousands)
Investment securities:
U.S. Treasury securities              $ 3,487   $ 3,492   $ 6,444   $ 6,470
U.S. Government Agency securities      20,625    20,650    15,798    15,723
Mortgage-backed securities                749       732     4,062     4,075
State revenue obligations                 380       387       427       435
Other equity securities                 1,340     1,340       711       711
                                      =======   =======   =======   =======
        Total investment securities   $26,581   $26,601   $27,442   $27,414
                                      =======   =======   =======   =======






        The following table sets forth, by maturity distribution certain information pertaining to the investment securities portfolio as follows:


                                                      After One Year   After Five Years
                                 One Year or Less     To Five Years      To Ten Years        After Ten Years             Total
                                ------------------  ------------------ ------------------  ------------------   ------------------
                                Amortized  Average  Amortized  Average Amortized  Average  Amortized  Average   Amortized  Average
                                  Cost      Yield     Cost      Yield    Cost      Yield     Cost      Yield       Cost    Yield
                                                                        (Dollars in thousands)
September 30, 1997:
   U.S. Treasury securities       $2,991     5.62%  $   496    5.68%    $    0      0.00%     $0        0.00%    $ 3,487   5.63%
   Government agencies             1,000     4.26%   16,122    6.34%     3,503      6.92%      0        0.00%     20,625   6.33%
   Mortgage-backed securities        310     5.58%      439    5.28%         0      0.00%      0        0.00%        749   5.40%
   State revenue obligations           0     0.00%      380    5.75%         0      0.00%      0        0.00%        380   5.75%
   Other equity securities         1,340     6.92%        0    0.00%         0      0.00%      0        0.00%      1,340   6.92%
                                  ------     ----   -------    ----     ------      ----      --        ----     -------   ----
          Total                   $5,641     5.69%  $17,437    6.28%    $3,503      6.92%     $0        0.00%    $26,581   6.24%
                                  ======     ====   =======    ====     ======      ====      ==        ====     =======   ====


                                     (46)

                          KEY FLORIDA BANCORP, INC.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K




     Exhibits

     27   Financial Data Schedule (for SEC use only)


     Reports

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.


Signatures

Pursuant to the requirement of The Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          KEY FLORIDA BANCORP, INC.
                         (REGISTRANT)


DATED: November 13, 1997      BY: /S/ Steven R. Jonsson, President
      -------------------        -----------------------------------------------
                                 Steven R. Jonsson, President

DATED: November 13, 1997      BY: /S/ Michael L. Hogan, Vice President/Treasurer
      -------------------        -----------------------------------------------
                                 Michael L. Hogan, Vice President/Treasurer






                                      (47)